Form 10QSB
period 2001-03-31
ALNILAM CORP
filed 2001-05-15
CIK 1128288

Page 1
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to __________

          Commission File Number: 000-32329

                        ALNILAM CORPORATION
         (Exact name of Registrant as specified in charter)

     NEVADA  				                 91-2081398
State or other jurisdiction of   	     I.R.S. Employer I.D. No.
incorporation or organization

22601 PACIFIC COAST HIGHWAY, SUITE 270, MALIBU, CA            90265
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (714) 430-9209

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.

(1)  Yes [X]  No [    ]       (2)  Yes  [   ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.


Page 2

                                PART I

                    ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Page 3
                         Alnilam Corporation
                    (A Development Stage Company)
                            Balance Sheets

                                                        March    September
                                                      31, 2001    30, 2000
                                                     ----------  ----------
                                                    (Unaudited)

                                Assets
Current Assets
--------------
  Cash (Note 1)                                      $   6,572   $  19,985
                                                     ----------  ----------
      Total Assets                                   $   6,572   $  19,985
                                                     ==========  ==========

                  Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $     500   $    -
  Interest Payable                                         866         124
  Note Payable - related party (Note 4)                 14,835      14,835
                                                     ----------  ----------
      Total Current Liabilities                         16,201      14,959

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares
   authorized at $0.001 par value;
   1,000,000 and 730,500 shares issued
   and outstanding, respectively                         1,000         731
  Capital in Excess of Par Value                         9,000       6,574
  Deficit accumulated during
   development stage                                   (19,629)     (2,279)
                                                     ----------  ----------
      Total Stockholders' Equity                        (9,629)      5,026
                                                     ----------  ----------
      Total Liabilities and
      Stockholders' Equity                           $   6,572   $  19,985
                                                     ==========  ==========


                        See Accompanying Notes


Page 4
                         Alnilam Corporation
                    (A Development Stage Company)
                       Statements of Operations
                              Unaudited

                                                                       For the Period
                                                                        May 10, 2000
                                                                         (Inception)
                                Three Months Ended      Six Months Ended     through
                                 March      March      March      March       March
                               31, 2001   31, 2000   31, 2001   31, 2000    31, 2001
                              ---------- ---------- ---------- ----------  ----------

Revenue                       $    -     $    -     $    -     $    -      $    -
-------                       ---------- ---------- ---------- ----------  ----------


Expenses
--------
 Interest Expense             $     371  $    -     $     742  $    -      $     866
 General
  & Administrative               13,713       -        16,108       -         18,763
                              ---------- ---------- ---------- ----------  ----------
   Total Expenses                14,084       -        16,850       -         19,629

   Net (Loss)
   Before Taxes               $ (14,084) $    -     $ (16,850) $    -      $ (19,629)

   Taxes (Note 2)                  -          -          -          -           -
                              ---------- ---------- ---------- ----------  ----------
   Income (Loss)              $ (14,084) $    -     $ (16,850) $    -      $ (19,629)
                              ========== ========== ========== ==========  ==========

   Loss Per
   Common Share               $    -     $    -     $    -     $    -      $    -

   Average
   Outstanding
   Shares (Note 1)            1,000,000       -       948,768       -





                             See Accompanying Notes


Page 5
                              Alnilam Corporation
                         (A Development Stage Company)
                            Statements of Cash Flows
                                   Unaudited

                                                                       For the Period
                                                                         May 10, 2000
                                                                          (Inception)
                                Three Months Ended      Six Months Ended    through
                                 March      March      March      March       March
                               31, 2001   31, 2000   31, 2001   31, 2000    31, 2001
                              ---------- ---------- ---------- ----------  ----------
Cash Flows from
Operating Activities
--------------------
 Net Income (Loss)            $ (14,084) $    -     $ (17,350) $  (2,279)  $ (19,629)
 Increase (Decrease)
  in Taxes Payable
  /Interest Payable                 871       -         1,242        124       1,366
 Stock Issued for
  Services                         -          -           495      2,140       2,635
                              ---------- ---------- ---------- ----------  ----------
   Net Cash (Used) by
   Operating Activities         (13,213)      -       (15,163)       (15)    (15,628)

Cash Flows from
Investing Activities               -          -          -          -           -
--------------------          ---------- ---------- ---------- ----------  ----------
Cash Flows from
Financing Activities
--------------------
 Issuance of Common
  Stock for Cash                   -          -         2,200     20,000      22,200
                              ---------- ---------- ---------- ----------  ----------
   Net Cash Provided
   by Financing
   Activities                      -          -         2,200     20,000      22,200
                              ---------- ---------- ---------- ----------  ----------
   Increase (Decrease)
   in Cash and Cash
   Equivalents                  (13,213)      -       (13,413)    19,985       6,572

   Cash and Cash
   Equivalents at
   Beginning of
   Period                        19,785       -        19,985       -           -
                              ---------- ---------- ---------- ----------  ----------
   Cash and Cash
   Equivalents at
   End of Period              $   6,572  $    -     $   6,572  $  19,985   $   6,572
                              ========== ========== ========== ==========  ==========
Disclosure for
Operating Activities
--------------------
 Interest                     $    -     $    -     $    -     $    -      $    -
 Income Taxes                      -          -          -          -           -

                        See Accompanying Notes

Page 6
                         Alnilam Corporation
                     (A Development Stage Company
                  Notes to the Financial Statements
                            March 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

     Organization
     ------------
     Alnilam Corporation (the "Company") was incorporated under the laws of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

     Income (Loss) Per Share
     -----------------------
     The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Income Taxes

     The Company adopted Statement of Financial Standards No. 109
"Accounting for Income taxes" in the fiscal year ended September 30, 2000.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.




Page 7
                         Alnilam Corporation
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2001


NOTE 2 - Income Taxes (continued)

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $2,200 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

          Deferred tax assets and the valuation account at September 30, 2000 is as follows:

     Deferred tax asset:
     NOL                                        $     300
     Valuation Allowance                             (300)
                                                ----------
        Total                                   $      -
                                                ==========

NOTE 3 - Note Payable Related Party

     The Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., on September 1, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on September 1, 2001. The amount of accrued principal and interest as of March 31, 2001 is $15,701.


Page 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $10,000 in cash and services as capital contributions for stock of the Company and Mezzanine Capital Ltd. loaned $14,835 to the Company for operating expenses.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity.


Page 9

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                Alnilam Corporation


Date: May 15, 2001              By /s/ Jason Daggett, President and
				Principal Financial and Accounting Officer