Form 10QSB
period 2001-06-30
ALNILAM CORP
filed 2001-08-14
CIK 1128288

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.PART I

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2001, have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

See Accompanying Notes

Alnilam Corporation
(A Development Stage Company)
Balance Sheet

                                                       June
                                                     30, 2001

Assets
Current Assets

     Cash (Note 1)                              $          4,270
                                                        --------
               Total Assets                     $          4,270
                                                        ========
Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                           $             -
     Interest Payable                                      1,237
     Note Payable - related party (Note 3)                14,835
                                                        --------
               Total Current Liabilities                  16,072

Stockholders' Equity

     Common Stock 100,000,000 Shares
          authorized at $0.001 par value;
          1,000,000 shares issued and outstanding          1,000
     Capital in Excess of Par Value                        9,000
     Deficit accumulated during development stage        (21,802)
                                                        --------
               Total Stockholders' Equity                (11,802)
                                                        --------
               Total Liabilities and Stockholders'
                Equity                           $         4,270
                                                        ========

Alnilam Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

                                                                                For the Period
                                                                                 May 10, 2000
                                                                                 (Inception)
                         Three Months Ended            Nine Months Ended           through
                         June               June       June          June           June
                         30, 2001          30, 2000   30, 2001     30, 2000       30, 2001

Revenue                    $     -          $     -    $     -     $     -     $     -

Expenses

Interest Expense           $     371        $     -    $   1,113   $     -     $    1,237
General
 & Administrative              1,802              -       18,409         -         20,565
                             -------           ------     ------     -------       ------
          Total Expenses       2,173              -       19,522         -         21,802
                             -------           ------     ------     -------       ------
Net (Loss)
Before Taxes               $  (2,173)       $     -    $ (19,522)  $     -     $  (21,802)

Taxes (Note 2)                   -                -          -           -           -
                             -------           ------     ------     -------       ------
Income (Loss)              $  (2,173)       $     -    $ (19,522)  $     -     $  (21,802)
                             =======           ======     ======     =======       ======
Loss Per
 Common Share              $     -          $     -    $   (0.02)  $     -

Average Outstanding
 Shares (Note 1)           1,000,000              -      968,526         -
                             =======           ======     ======     =======

Alnilam Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited
                                                                                          May 10, 2000
                                                                                          (Inception)
                                        Three Months Ended        Nine Months Ended         through
                                        June           June      June          June           June
                                        30, 2001     30, 2000   30, 2001     30, 2000       30, 2001
Cash Flows from Operating Activities
     Net Income (Loss)                  $  (2,173)   $     -   $  (19,522)   $     -     $    (21,802)
     Increase (Decrease) in Taxes
     Payable/Interest Payable                (129)         -        1,112          -            1,237
     Stock Issued for Services                  -          -          495          -            2,635
                                          ----
     Net Cash (Used) by
     Operating Activities                  (2,302)         -      (17,915)         -          (17,930)

Cash Flows from Investing Activities            -          -            -          -                -

Cash Flows from Financing Activities
     Issuance of Note Payable for Cash          -          -            -          -           14,835
     Issuance of Common  Stock for Cash         -          -        2,200          -            7,365

     Net Cash Provided by
     Financing Activities                       -          -        2,200          -           22,200

     Increase (Decrease) in Cash
     and Cash Equivalents                  (2,302)         -      (15,715)         -            4,270

     Cash and Cash Equivalents
     at Beginning of Period                 6,572          -       19,985          -                -

     Cash and Cash Equivalents
     at End of Period                     $ 4,270    $     -    $   4,270    $     -      $     4,270

Disclosure for Operating Activities
     Interest                             $     -    $     -    $       -    $     -      $         -
     Income Taxes                               -          -            -          -                -

Alnilam Corporation
(A Development Stage Company
Notes to the Financial Statements
June 30, 2001

NOTE 1 - Summary of Significant Accounting Policies

     Organization
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

Alnilam Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

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

     Deferred tax asset:
     NOL                    $          660
     Valuation Allowance              (660)
     Total                  $            -

NOTE 3 - Note Payable Related Party

     The Company issued a promissory note in the amount of $14,835 to
Mezzanine Capital Ltd., on September 1, 2000.  The note is unsecured and carries an interest rate of 10% per annum.  The principal and interest of the note shall be due and payable on September 1, 2001.  The amount of accrued principal and interest as of June 30, 2001 is $16,072.

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

                                  Alnilam Corporation

Date: August 14, 2001     By: /s/ Jason Daggett, President and
                                  Principal Financial and Accounting Officer