Form 10KSB
period 2001-09-30
ALNILAM CORP
filed 2001-12-20
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-32329

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:    $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 17, 2001, there were 1,000,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form 10-SB (File No. 0-32329) are incorporated by reference into Part III hereof.

                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Alnilam Corporation (the "Company") was incorporated under the laws of the State of Nevada on May 10, 2000. The Company has conducted no activities since its inception except in connection with the filing of a registration statement on Form 10-SB on February 9, 2001. The registration statement became effective on April 10, 2001.

Proposed Business

     The Company is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The Company's Board of Directors, which consists of a single individual, Jason Daggett, shall make the initial determination whether to complete any such venture; however, the Board of Directors intends to submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under
Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The Company has not begun any negotiations with potential business ventures. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the OTC Bulletin Board following such an acquisition or merger transaction. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

     In connection with the application for quotation of the Company's common stock on the OTC Bulletin Board, management intends, following an acquisition of a business venture, to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

          Management intends to consider a number of factors prior to making any final decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's director and executive officers have not used particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company's current sole director and the executive officers, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. However, management does not presently anticipate actively negotiating or otherwise consenting to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition.
In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management, subject to the approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officers and director for his time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.

Status as a Pseudo California Corporation.

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California
General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Notwithstanding the fact that the Company currently has no property, payroll, or sales, it may still be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada. The designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet the test.

     Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held; supermajority vote requirements; limitations on the sale of assets; limitations on mergers; board and shareholder approvals required in reorganizations; dissenters' rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection. Section 2115 would also subject the Company to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     Since inception the Company's administrative offices have been located at 22601 Pacific Coast Highway, Suite 270, Malibu, California, which are the offices of Jason Daggett, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Daggett and may be shared by other unrelated companies.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2001.

                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Of the 1,000,000 outstanding common shares, all have been held for at least one year. The Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 49,500 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At December 17, 2001, the Company had 24 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     During the year ended September 30, 2001, the following securities were sold by the Company without registering the securities under the Securities Act:

- From September to October 2000, the Company sold 736,500 shares of its common stock at a cash offering price of $0.01 per share to nineteen investors. Also during this period the Company issued 214,000 shares for services rendered in connection with the organization of the Company to the following persons: 15,000 shares to Lynn Carlson, an executive officer of the Company, 20,000 shares to Jason Daggett, an executive officer and sole director of the Company, 79,500 shares to Carl Suter, and 99,500 shares to Eric Chess Bronk. The shares issued for services were also valued at $0.01 per share. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated pursuant thereto, as a transaction by an issuer not involving any public offering, the recipient of the securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuance.

- In November 2000, the Company issued 49,500 shares of its common stock to Ronald N. Vance, Attorney at Law, for legal services provided to the Company in connection with preparation for the registration statement filed by the Company on Form 10-SB. Such shares were valued at $495. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with such issuance.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric Chess Bronk, a shareholder of the Company, is an executive officer and director, loaned $14,835 to the Company at its inception for operating expenses. (See "Item 12. Certain Relationships and Related Transactions.") Of the $22,200 in cash available to the Company during the year ended September 30, 2001, the Company spent $18,665 in legal and accounting fees, edgarizing costs, and other miscellaneous costs associated with the organization of the Company, the filing of the registration statement on Form 10-SB, and the filing of a quarterly reports on Form 10-QSB.

     The note payable to Mezzanine Capital Ltd. is due September 1, 2002. The accumulated interest to September 30, 2001, is $1,608. Interest to be accrued for the year ended September 30, 2002 is estimated to be $1,360.
If the company is unable to find a suitable business by the due date of the note, it is anticipated that the Company will try to renegotiate the term of the note.

     Management estimates that the cash requirements for the year ending September 30, 2002, will be approximately $8,525, if no change in operations occurs during the year. Management anticipates that the approximately $5,200 additional needed funds will be loaned to the Company by Mezzanine Capital Ltd. on the same or similar terms as those of the original loan to the Company. There is no agreement with Mezzanine Capital Ltd. and no assurance that all or a portion of these funds will be loaned to the Company. If Mezzanine Capital Ltd. is unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                       ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Although the Company has not changed the firm that performs its audits, the name of the firm has been changed from Crouch, Bierwolf & Associates to Bierwolf, Nilson & Associates.


                                 PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 17, 2001, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name                Age  Position(s)                   Director Since

     Jason Daggett       29   Director, President &         May 2000
                              Treasurer
     Lynn Carlson        47   Vice-President & Secretary    --

     Directors are elected for a term of one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.
The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     JASON DAGGETT has been the President of BDR Showalter, Inc., a company that engages in investment advisory and merger and acquisitions services, since June 1999. Since June 1999, he has also been President of PCH Partners, a company doing retail brokerage operations and investment banking. From June 1998 until April 2000 he was employed by Xtranet Systems, Inc., a company engaged in credit card processing. In 1994, Mr. Daggett received a B.A. in Psychology from Mercyhurst College in Erie, Pennsylvania, and in 1996 a M.A. from Pepperdine University in Malibu, California, in Clinical Psychology.

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in May 2000. She has worked for Mezzanine Associates LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Daggett will devote substantially all of his time to completing the acquisition.

Other Public Shell Activities

     Mr. Daggett has not been involved as a director or executive officer of other companies that may be deemed to be "blank check" companies, and has not been involved in any blank check public offerings.

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception. However, Mr. Daggett and Ms. Carlson, executive officers of the Company, received 20,000 and 15,000 shares respectively of restricted stock of the Company for services rendered in connection with the organization of the Company.

     The Company has no employment or compensation agreements or arrangements with either of its officers.

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 17, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                         Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)       Percent of Class

Eric C. Bronk                 219,000(2)               21.9%
3857 Birch St., #606
Newport Beach, CA 92660

Fleming Securities            95,000                   9.5%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Baldwin Investments Ltd.      89,500                   8.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Carl T. Suter                 79,500                   7.95%
3857 Birch St., #606
Newport Beach, CA 92660

Jason Daggett                 20,000                   2.0%
22601 Pacific Coast Highway
Suite 270
Malibu, CA 90265

Lynn Carlson                  15,000                   1.5%
1516 Brookhollow Dr.
Suite D
Santa Ana, CA 92705

Executive Officers and        35,000                   3.5%
Directors as a Group
(2 Persons)

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 99,500 are owned directly by Mezzanine Capital Ltd, a company of which Mr. Bronk is the president, and 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any pecuniary interest in these shares, he is deemed to share beneficial ownership of such shares with these entities.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, Jason Daggett, an officer and sole director of the Company, received 20,000 shares for services rendered by to the Company. Mr. Daggett provided consulting services in connection with the organization of the Company, which services were valued at $200.

     In connection with the organization of the Company, Lynn Carlson, an officer of the Company, received 15,000 shares for services rendered by to the Company. Ms. Carlson provided secretarial services in connection with the organization of the Company, which services were valued at $150.

     On September 1, 2000, Mezzanine Capital Ltd., a corporation of which Eric C. Bronk, a shareholder of the Company, is the president and chairman, loaned $14,835 to the Company. The promissory note bears 10% interest per annum and was originally due on or before September 1, 2001. The note has been extended to be due on or before September 1, 2002.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                       Page
     Report of Auditor                                                 F-1
     Balance Sheet as of September 30, 2001                            F-2
     Statement of Operations for the year ended September 30, 2001, for the Period May 10, 2000 (inception) through September 30,
       2000 and for the period Accumulated May 10, 2000 (inception)
       to September 30, 2001                                           F-3
     Statement of Stockholders' Equity for the Period May 10, 2000
       (inception) to September 30, 2001                               F-4
     Statement of Cash Flows for the year ended September 30, 2001, for the Period May 10, 2000 (inception) through September 30,
       2000 and for the period Accumulated May 10, 2000 (inception)
       to September 30, 2001                                           F-5
     Notes to Financial Statements                                     F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.      Description of Exhibit                                 Locantion
     3.1      Articles of Incorporation filed May 10, 2000             *
     3.2      Current Bylaws                                           *
     4.1      Form of Common Stock Certificate                         *
     10.1     Promissory Note dated September 1, 2000                  *
     10.2     Extension of Promissory Note dated September 1, 2001   Attached

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on February 9, 2001, File No. 0-32329.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2001.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alnilam Corporation

                                        /s/ Jason Daggett
Date: December 20, 2001                 By: Jason Daggett, President,
                                        Chief Financial & Principal
                                        Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

                                        /s/ Jason Daggett
Date: December 20, 2001                 Jason Daggett, Sole Director

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Alnilam Corporation
Malibu, California

We have audited the accompanying balance sheet of Alnilam Corporation (a development stage company), (a Nevada corporation) as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000, and for the period May 10, 2000 (inception) to September 30, 2001. These financial statements are the responsibility of the management of Alnilam Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alnilam Corporation as of September 30, 2001 and the results of their operations and its cash flows for the years ended September 30, 2001 and 2000, and for the period May 10, 2000 (inception) to September 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit and a negative net worth at September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

October 29, 2001
Salt Lake City, Utah

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                                             September 30,
                                                                 2001

                                  ASSETS
Current Assets
     Cash                                                     $   3,520
                                                               --------
          Total Current Assets                                    3,520
                                                               ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                         $     200
     Interest Payable                                             1,608
     Note Payable - Related Party (Note 3)                       14,835
                                                               --------
          Total Current Liabilities                              16,643

Stockholders' Equity

     Common Stock Authorized; 100,000,000 Shares at
       $.001 Par Value; 1,000,000 Shares Issued and
       Outstanding                                                1,000
     Capital In Excess of Par Value                               9,000
     Deficit Accumulated in the Development Stage               (23,123)
                                                               --------
          Total Stockholders' Equity                            (13,123)
                                                               --------
          Total Liabilities & Stockholders' Equity            $   3,520
                                                               ========

The accompanying notes are an integral part of these financial statements

                                Alnilam Corporation
                           (A Development Stage Company)
                             Statements of Operations
                                                   For the Period    Accumulated
                                                    May 10, 2000     May 10, 2000
                                     For the        (Inception)      (Inception)
                                    Year Ended        through          through
                                   September 30,    September 30,    September 30,
                                       2001             2000             2001
Revenue                             $     -          $     -          $     -
                                     ---------        ---------        ---------
Expenses

     Interest Expense                    1,484              124            1,608
     General and Administrative         19,360            2,155           21,515
                                     ---------        ---------        ---------
          Total Expenses                20,844            2,279           23,123
                                     ---------        ---------        ---------
          Net (Loss)                $  (20,844)      $   (2,279)      $  (23,123)
                                     =========        =========        =========

     The accompanying notes are an integral part of these financial statements

                                    Alnilam Corporation
                               (A Development Stage Company)
                             Statement of Stockholders' Equity
                    From May 10, 2000 (Inception) to September 30, 2001
                                                                               Accumulated
                                                                              Deficit Since
                                                              Capital In      Beginning of
                                      Common Stock            Excess of        Development
                                  Shares        Stock         Par Value          Stage
Balance,
May 10, 2000                          -      $      -        $      -        $      -

Shares Issued for Services
in Organizing the Company
Valued at $.01 Per Share           214,000           214           1,926            -

Shares Issued for Cash at
$.01 Per Share                     516,500           517           4,648            -

Net (Loss) Period Ended
September 30, 2000                    -             -               -             (2,279)
                                ----------    ----------      ----------      ----------
Balance,
September 30, 2000                 730,500           731           6,574          (2,279)

Shares Issued for Cash at
$.01 Per Share (Note 4)            220,000           220           1,980            -

Shares Issued for Services
Valued at $.01 Per Share
(Note 4)                            49,500            49             446            -

Net (Loss) Year Ended
September 30, 2001                    -             -               -            (20,844)
                                ----------    ----------      ----------      ----------
Balance,
September 30, 2001               1,000,000   $     1,000     $     9,000     $   (23,123)
                                ==========    ==========      ==========      ==========

     The accompanying notes are an integral part of these financial statements

                                      Alnilam Corporation
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                                                     From        Accumulated
                                                                 May 10, 2000    May 10, 2000
                                                    For the       (Inception)    (Inception)
                                                  Year Ended        Through        Through
                                                 September 30,   September 30,   September 30,
                                                     2001            2000            2001
Net Cash Provided by Operating Activities

     Net (Loss)                                   $ (20,844)      $  (2,279)      $ (23,123)
     Changes in Operating Assets & Liabilities:
       Increase in Accounts/Interest Payable          1,684             124           1,808
       Increase in Stock Issued for Services            495           2,140           2,635

          Net Cash (Used) by
          Operating Activities                      (18,665)            (15)        (18,680)

Net Cash Provided by Investing Activities              -               -               -
                                                   --------        --------        --------
Net Cash Provided by Financing Activities

     Issuance of Note Payable for Cash                 -             14,835          14,835
     Stock Issued for Cash                            2,200           5,165           7,365
                                                   --------        --------        --------
          Net Cash Provided by
          Financing Activities                        2,200          20,000          22,200

          Net Increase (Decrease) in Cash           (16,465)         19,985           3,520

          Cash at Beginning of Year or Period        19,985            -               -
                                                   --------        --------        --------
          Cash at End of Year or Period           $   3,520       $  19,985       $   3,520
                                                   ========        ========        ========
Supplemental Disclosures

     Interest                                     $    -          $    -          $    -
     Taxes                                             -               -               -

           The accompanying notes are an integral part of these financial statements

                            Alnilam Corporation
                       (A Development Stage Company)
                            September 30, 2001

NOTE 1 - Summary of Significant Accounting Policies

     Organization
     Alnilam Corporation (the "Company") was incorporated under the laws of the state of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

     The Company is a development stage company as defined in SFAS No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

     Income (Loss) Per Share
     The computation of income or (loss) per shares of common stock is based on weighted average number of shares outstanding at the date of the financial statements.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - Income Taxes

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended September 30, 2001.

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

Page
                            Alnilam Corporation
                      (A Development Stage Company)
                    Notes to the Financial Statements
                           September 30, 2001

NOTE 2 - Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $23,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2021. No tax benefit has been reported in the financial statements.

     Deferred tax assets and the valuation account at September 30, 2001 is as follows:

          Deferred tax asset:
            NOL carryforward             $  8,970
            Valuation allowance            (8,970)
                                          -------
               Total                     $   -
                                          =======

NOTE 3 - Note Payable Related Party

     On September 1, 2000, the Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., whose President is a shareholder of the Company. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on September 1, 2002. As of September 30, 2001, the accrued interest was $1,608.

NOTE 4 - Issuance of Common Stock

     During the year ended September 30, 2001, the Company issued 49,500 shares of common stock valued at $.01 per share, for services rendered. The Company also issued 220,000 shares of common stock valued at $0.01 per share for cash.

NOTE 5 - Going Concern

     The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.