Form 10QSB
period 2001-12-31
ALNILAM CORP
filed 2002-02-14
CIK 1128288

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 12, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

Page 3

                          Alnilam Corporation
                     (A Development Stage Company)
                             Balance Sheet

                                ASSETS
                                                             December
                                                             31, 2001
                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                      $    3,295
                                                             ---------
     TOTAL ASSETS                                           $    3,295
                                                             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                          $    3,350
  Interest Payable                                               1,979
  Note Payable - Related Party                                  14,835
                                                             ---------
     Total Current Liabilities                                  20,164

STOCKHOLDERS' EQUITY

  Common Stock Authorized;
    100,000,000 Shares at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding                      1,000
  Capital in Excess of Par Value                                 9,000
  Deficit Accumulated During the Development Stage             (26,869)
                                                             ---------
     Total Stockholders' Equity                                (16,869)
                                                             ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    3,295
                                                             =========

            See accompanying notes to financial statements.

Page 4

                                 Alnilam Corporation
                            (A Development Stage Company)
                              Statements of Operations
                                                                           Accumulated
                                                                            Since May
                                                                            10, 2000
                                            For the Three  For the Three   (Inception)
                                            Months Ended   Months Ended     through
                                              December       December       December
                                              31, 2001       31, 2000       31, 2001
                                             (Unaudited)    (Unaudited)    (Unaudited)
REVENUE                                      $     -        $     -        $     -
                                              ---------      ---------      ---------
EXPENSES

  Interest Expense                           $      371     $      371     $    1,979
  General & Administrative                        3,375          2,895         24,890
                                              ---------      ---------      ---------
     TOTAL EXPENSES                               3,746          3,266         26,869

     INCOME (LOSS) - Before Taxes                (3,746)        (3,266)       (26,869)

     Taxes                                         -              -              -
                                              ---------      ---------      ---------
     NET INCOME (LOSS)                       $   (3,746)    $   (3,266)    $  (26,869)
                                              =========      =========      =========
     Loss Per Common Share                   $     -        $     -

     Weighted Average Shares Outstanding      1,000,000        910,167

                   See accompanying notes to financial statements.

Page 5

                                 Alnilam Corporation
                            (A Development Stage Company)
                               Statements of Cash Flows
                                                                          Accumulated
                                                                           Since May
                                                                           10, 2000
                                         For the Three   For the Three    (Inception)
                                         Months Ended    Months Ended      through
                                           December        December        December
                                           31, 2001        31, 2000        31, 2001
                                          (Unaudited)     (Unaudited)     (Unaudited)
Cash Used by Operating Activities
  Net (Loss) Income                       $   (3,746)     $   (3,266)     $  (26,869)
  Increase/(Decrease) In:
   Accounts Payable/Interest Payable           3,521             371           5,329
   Stock Issued for Services                    -                495           2,635
                                           ---------       ---------       ---------
     Net Cash Used by
     Operating Activities                       (225)         (2,400)        (18,905)

Cash Used by Investing Activities               -               -               -
                                           ---------       ---------       ---------
Cash Provided by Financing Activities

  Issuance of Note Payable for Cash             -               -             14,835
  Cash from Stock Sales                         -              2,200           7,365
                                           ---------       ---------       ---------
     Net Cash Provided by
     Financing Activities                       -              2,200          22,200
                                           ---------       ---------       ---------
     Net Increase (Decrease) in Cash            (225)           (200)           -

     Cash at Beginning of Period               3,520          19,985            -
                                           ---------       ---------       ---------
     Cash at End of Period                $    3,295      $   19,785      $    3,295
                                           =========       =========       =========
Cash Paid For:
  Interest                                $     -         $     -         $     -
  Taxes                                   $     -         $     -         $     -

                   See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            December 31, 2001

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            December 31, 2001

NOTE 2 - Income Taxes (continued)

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $27,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

     Deferred tax assets and the valuation account at September 30, 2001 is as follows:

          Deferred tax asset:
            NOL carryforward              $    10,530
            Valuation allowance           $   (10,530)
              Total                       $      -

NOTE 3 - Note Payable Related Party

     On September 1, 2000, the Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., whose President is a shareholder of the Company. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note is due and payable on September 1, 2002. As of December 31, 2001, the accrued interest was $1,979.

NOTE 4 - Issuance of Common Stock

     The Company has 1,000,000 shares outstanding. Of the total outstanding shares 263,500 shares were issued for services performed in organizing the company and 736,500 were issued for cash. The shares were valued at $.01 per share.

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

                                  PART II

                        ITEM 6.  REPORTS ON FORM 8-K

	(b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending September 30, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date: February 13, 2002            By: /s/ Jason Daggett
                                   Jason Daggett, President and
                                   Principal Financial and Accounting Officer