Form 10QSB
period 2002-03-31
ALNILAM CORP
filed 2002-05-16
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

Page 3
                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                      March        September
                                                     31, 2002      30, 2001
                                                    -----------   -----------
                                                    (Unaudited)
                                  Assets
Current Assets

   Cash                                             $       45    $    3,520
                                                     ---------     ---------
     Total Assets                                   $       45    $    3,520
                                                     =========     =========


                    Liabilities & Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $    2,259    $      200
   Interest Payable                                      2,350         1,608
   Note Payable - Related Party                         14,835        14,835
                                                     ---------     ---------
     Total Current Liabilities                          19,444        16,643

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding              1,000         1,000
   Additional Paid In Capital                            9,000         9,000
   Deficit Accumulated in the Development Stage        (29,399)      (23,123)
                                                     ---------     ---------
     Total Stockholders' Equity                        (19,399)      (13,123)
                                                     ---------     ---------
     Total Liabilities and Stockholders' Equity     $       45    $    3,520
                                                     =========     =========

              See accompanying notes to financial statements.

Page 4
                                         Alnilam Corporation
                                    (A Development Stage Company)
                                       Statement of Operations
                                             (Unaudited)

                                                                                       For the Period
                                                                                        May 10, 2000
                           For the Three Months Ended     For the Six Months Ended      (Inception)
                              March         March           March         March          to March
                             31, 2002      31, 2001        31, 2002      31, 2001        31, 2002
                            ----------    ----------      ----------    ----------      ----------
Revenue                     $      -      $      -        $      -      $      -        $      -
                             ---------     ---------       ---------     ---------       ---------
Expenses

   General
    & Administrative             2,159        13,713           5,534        16,108          27,049
                             ---------     ---------       ---------     ---------       ---------
     Total Expenses              2,159        13,713           5,534        16,108          27,049
                             ---------     ---------       ---------     ---------       ---------
     Income (Loss)
     From Operations            (2,159)      (13,713)         (5,534)      (16,108)        (27,049)

Other Income (Expenses)

   Interest Expense               (371)         (371)           (742)         (742)         (2,350)
                             ---------     ---------       ---------     ---------       ---------
     Total Other Income
     (Expenses)                   (371)         (371)           (742)         (742)         (2,350)
                             ---------     ---------       ---------     ---------       ---------
     Income (Loss)
     Before Taxes               (2,530)      (14,084)         (6,276)      (16,850)        (29,399)

     Taxes                         -             -               -             -               -
                             ---------     ---------       ---------     ---------       ---------
     Net (Loss)             $   (2,530)   $  (14,084)     $   (6,276)   $  (16,850)     $  (29,399)
                             =========     =========       =========     =========       =========

     Loss Per
     Common Share           $      -      $      -        $      -      $      -

     Weighted Average
     Outstanding Shares      1,000,000     1,000,000       1,000,000       948,768

                           See accompanying notes to financial statements.

Page 5
                                   Alnilam Corporation
                              (A Development Stage Company)
                                 Statement of Cash Flows
                                       (Unaudited)

                                                                           For the Period
                                                                            May 10, 2000
                                             For the Six Months Ended       (Inception)
                                              March           March          to March
                                             31, 2002        31, 2001        31, 2002
                                            -----------     -----------     -----------
Cash Flows from Operating Activities

   Net Income (Loss)                        $   (6,276)     $  (17,350)     $  (29,399)
   Increase (Decrease) in Taxes Payable
    /Interest Payable                            2,801           1,242           4,609
   Stock Issued for Services                       -               495           2,635
                                             ---------       ---------       ---------
     Net Cash Provided (Used) by
     Operating Activities                       (3,475)        (15,163)        (22,155)

Cash Flows from Investing Activities               -               -               -
                                             ---------       ---------       ---------
Cash Flows from Financing Activities

   Issuance of Common Stock for Cash               -             2,200          22,200
                                             ---------       ---------       ---------
     Net Cash Provided (Used) by
     Financing Activities                          -             2,200          22,200
                                             ---------       ---------       ---------
     Increase (Decrease) in Cash                (3,475)        (13,413)             45

     Cash, Beginning of Period                   3,520          19,985             -
                                             ---------       ---------       ---------
     Cash, End of Period                    $       45      $    6,572      $       45

Supplemental Cash Flow Information

   Interest                                 $      -        $      -        $      -
   Income Taxes                                    -               -               -

                     See accompanying notes to financial statements.

Page 6
                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2002

NOTE 1 - CORPORATE HISTORY

     Alnilam Corporation (the "Company") was incorporated under the laws of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

     The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - INCOME TAXES

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

Page 7
                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2002

NOTE 3 - INCOME TAXES continued

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $29,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

     Deferred tax assets and the valuation account at March 31, 2002 is as follows:

          Deferred tax asset:
          NOL                                   $   11,310
          Valuation Allowance                      (11,310)
                                                 ---------
             Total                              $      -
                                                 =========

NOTE 4 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., on September 1, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on September 1, 2002. The amount of accrued principal and interest as of March 31, 2002 is $17,185.

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

     The original shareholders contributed a total of $10,000 in cash and services as capital contributions for stock of the Company and Mezzanine Capital Ltd. loaned $14,835 to the Company at inception for operating expenses.

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

                                  PART II

                       ITEM 6.  REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending September 30, 2002.

Page 9
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Alnilam Corporation

Date: May 16, 2002                  By: /s/ Jason Daggett
                                    Jason Daggett, President and
                                    Principal Financial and Accounting Officer