Form 10QSB
period 2002-06-30
ALNILAM CORP
filed 2002-08-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-32329

                            ALNILAM CORPORATION
            (Exact name of Registrant as specified in charter)

     NEVADA                             91-2081398
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA          92660
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

                                Alnilam Corporation
                           (A Development Stage Company)
                                   Balance Sheet

                                                            June         September
                                                          30, 2002       30, 2001
                                                         -----------    -----------
                                                         (Unaudited)
                                       Assets
Current Assets

     Cash                                                $      -       $    3,520
                                                          ---------      ---------
          Total Assets                                   $      -       $    3,520
                                                          =========      =========

                          Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                                    $    3,541     $      200
     Interest Payable                                         2,721          1,608
     Note Payable - Related Party                            14,835         14,835
                                                          ---------      ---------
          Total Current Liabilities                          21,097         16,643

Stockholders' Equity

     Common Stock, 100,000,000 Shares
       Authorized at $.001 Par Value;
       1,000,000 Shares Issued and Outstanding                1,000          1,000
     Additional Paid In Capital                               9,000          9,000
     Deficit Accumulated in the Development Stage           (31,097)       (23,123)
                                                          ---------      ---------
          Total Stockholders' Equity                        (21,097)       (13,123)
                                                          ---------      ---------
          Total Liabilities and Stockholders' Equity     $      -       $    3,520
                                                          =========      =========

                See accompanying notes to the financial statements.

                                      Alnilam Corporation
                                 (A Development Stage Company)
                                    Statement of Operations
                                          (Unaudited)

                                                                                  For the Period
                                                                                   May 10, 2000
                          For the Three Months Ended   For the Nine Months Ended    (Inception)
                               June        June            June        June          to June
                             30, 2002    30, 2001        30, 2002    30, 2001        30, 2002
                            ----------  ----------      ----------  ----------      ----------
Revenue                     $      -    $      -        $      -    $      -        $      -
                             ---------   ---------       ---------   ---------       ---------
Expenses

  General
   & Administrative              1,327      13,713           6,861      16,608          28,376
                             ---------   ---------       ---------   ---------       ---------
     Total Expenses              1,327      13,713           6,861      16,608          28,376
                             ---------   ---------       ---------   ---------        ---------
     Income (Loss)
     From Operations            (1,327)    (13,713)         (6,861)    (16,608)        (28,376)

Other Income (Expenses)

  Interest Expense                (371)       (371)         (1,113)       (742)         (2,721)
                             ---------   ---------       ---------   ---------       ---------
     Total Other Income
     (Expenses)                   (371)       (371)         (1,113)       (742)         (2,721)
                             ---------   ---------       ---------   ---------       ---------
     Income (Loss)
     Before Taxes               (1,698)    (14,084)         (7,974)    (17,350)        (31,097)

     Taxes                         -           -               -           -               -
                             ---------   ---------       ---------   ---------       ---------
Net Income (Loss)           $   (1,698) $  (14,084)     $   (7,974) $  (17,350)     $  (31,097)
                             =========   =========       =========   =========       =========

Loss Per
Common Share                $      -    $      -        $      -    $      -

Weighted Average
Outstanding Shares           1,000,000   1,000,000       1,000,000     948,768

                      See accompanying notes to the financial statements.

Page 5
                                  Alnilam Corporation
                             (A Development Stage Company)
                                Statement of Cash Flows
                                      (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                              For the Nine Months Ended   (Inception)
                                                 June          June         to June
                                               30, 2002      30, 2001      30, 2002
                                              -----------   -----------   -----------
Cash Flows from Operating Activities

  Net Income (Loss)                           $   (7,974)   $  (17,350)   $  (31,097)
  Adjustments to Reconcile Net Loss to
  Net Cash;
     Increase (Decrease) in Accounts Payable
       /Interest Payable                           4,454         1,242         6,262
     Stock Issued for Services                       -             495         2,635
                                               ---------     ---------     ---------
          Net Cash Provided (Used) by
          Operating Activities                    (3,520)      (15,613)      (22,200)

Cash Flows from Investing Activities                 -             -             -
                                               ---------     ---------     ---------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                  -           2,200        22,200
                                               ---------     ---------     ---------
          Net Cash Provided (Used) by
          Financing Activities                       -           2,200        22,200
                                               ---------     ---------     ---------
          Increase (Decrease) in Cash             (3,520)      (13,413)          -

          Cash, Beginning of Period                3,520        19,985           -
                                               ---------     ---------     ---------
          Cash, End of Period                 $      -      $    6,572    $      -
                                               =========     =========     =========

Supplemental Cash Flow Information

  Interest                                    $      -      $      -      $      -
  Income Taxes                                       -             -             -

                  See accompanying notes to the financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

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

NOTE 3 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended September 30, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 3 - INCOME TAXES - continued

     current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
     purposes.   There were no temporary differences at June 30, 2002 and
     earlier periods; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over
     $31,000 at June 30, 2002.   No effect has been shown in the financial
     statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., on September 1, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on September 1, 2002. The amount of principal and accrued interest as of June 30, 2002 is $17,556.

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

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending September 30, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date: August 13, 2002              By: /s/ Jason Daggett
                                   Jason Daggett, President and
                                   Principal Financial and Accounting Officer