Form 10KSB
period 2002-09-30
ALNILAM CORP
filed 2003-01-15
CIK 1128288

Exhibit 99.1

                     Form of Section 906 Certification

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                    AND
                 CERTIFICATION OF CHIEF FINANCIAL OFFICER

                    PURSUANT TO 18 U.S.C. SECTION 1350


     In connection with the Annual Report of Alnilam Corporation (the "Company") on Form 10-KSB for the period ended September 30, 2002 (the "Report"), I, Jason Daggett, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jason Daggett
Jason Daggett
Chief Executive Officer and
Chief Financial Officer

Date:  January 13, 2003