Form 10QSB
period 2002-12-31
ALNILAM CORP
filed 2003-02-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-32329

                            ALNILAM CORPORATION
            (Exact name of Registrant as specified in charter)

NEVADA                             91-2081398
State or other jurisdiction of     I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA        92660
Address of principal executive offices            Zip Code

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 11, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS

                                                      December       September
                                                      31, 2002       30, 2002
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                               $     -        $     -
                                                       --------       --------
     TOTAL ASSETS                                     $     -        $     -
                                                       ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable                                   $   4,698      $   4,241
   Interest Payable                                       3,463          3,092
   Note Payable - Related Party                          14,835         14,835
                                                       --------       --------
     Total Current Liabilities                           22,996         22,168

STOCKHOLDERS' EQUITY

   Common Stock Authorized; 100,000,000 Shares
    at $.001 Par Value; 1,000,000 Shares Issued
    and Outstanding                                       1,000          1,000
   Capital in Excess of Par Value                         9,000          9,000
   Deficit Accumulated During the Development Stage     (32,996)       (32,168)
                                                       --------       --------
     Total Stockholders' Equity                         (22,996)       (22,168)
                                                       --------       --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $     -        $     -
                                                       ========       ========

              See accompanying notes to financials statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                                          Accumulated
                                                                           Since May
                                                                           10, 2000
                                            For the Three  For the Three  (Inception)
                                            Months Ended   Months Ended    through
                                             December       December       December
                                             31, 2002       31, 2001       31, 2002
                                            -----------    -----------    -----------
                                            (Unaudited)    (Unaudited)    (Unaudited)
REVENUE                                     $      -       $      -       $      -
                                             ---------      ---------      ---------
EXPENSES

   General & Administrative                 $      457     $    3,375     $   29,533
                                             ---------      ---------      ---------
     Total Expense                                 457          3,375         29,533
                                             ---------      ---------      ---------
     Income (Loss) from Operations                (457)        (3,375)       (29,533)

OTHER INCOME (EXPENSES)

   Interest Expense                         $     (371)    $     (371)    $   (3,463)
                                             ---------      ---------      ---------
     Total Other Income (Expenses)                (371)          (371)        (3,463)
                                             ---------      ---------      ---------
       Income (Loss) - Before Taxes               (828)        (3,746)       (32,996)

       Taxes                                       -              -              -
                                             ---------      ---------      ---------
       Net Income (Loss)                    $     (828)    $   (3,746)    $  (32,996)
                                             =========      =========      =========

       Loss Per Common Share                $      -       $      -

       Weighted Average Shares Outstanding   1,000,000      1,000,000

              See accompanying notes to financials statements.
                                     4

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                       Accumulated
                                                                        Since May
                                                                        10, 2000
                                         For the Three  For the Three  (Inception)
                                         Months Ended   Months Ended    through
                                          December       December       December
                                          31, 2002       31, 2001       31, 2002
                                         -----------    -----------    -----------
                                         (Unaudited)    (Unaudited)    (Unaudited)
Cash Used by Operating Activities

  Net (Loss) Income                      $     (828)    $   (3,746)    $  (32,996)
  Increase/(Decrease) In:
    Accounts Payable/Interest Payable           828          3,521          8,161
    Stock Issued for Services                   -              -            2,635
                                          ---------      ---------      ---------
      Net Cash Used by
      Operating Activities                      -             (225)       (22,200)


Cash Used by Investing Activities               -              -              -
                                          ---------      ---------      ---------

Cash Provided by Financing Activities

  Issuance of Note Payable for Cash             -              -           14,835
  Cash from Stock Sales                         -              -            7,365
                                          ---------      ---------      ---------
      Net Cash Provided by
      Financing Activities                      -              -           22,200
                                          ---------      ---------      ---------
      Net Increase (Decrease) in Cash           -             (225)           -

      Cash at Beginning of Period               -            3,520            -
                                          ---------      ---------      ---------
      Cash at End of Period              $      -       $    3,295     $      -
                                          =========      =========      =========

Cash Paid For:
                                          ---------      ---------      ---------
   Interest                              $      -       $      -       $      -
   Taxes                                 $      -       $      -       $      -

              See accompanying notes to financials statements.
                                     5

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2002

NOTE 1 - Company Organization

Alnilam Corporation (the "Company") was incorporated under the laws of the state of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

The Company is a development stage company as defined in SFAS No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 2 - Significant Accounting Policies

Income (Loss) Per Share
The Computation or income or (loss) per shares of common stock is based on weighted average number of shares outstanding at the date of the financial statements.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2002

NOTE 3 - Income Taxes - continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $33,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2021. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account at December 31, 2002 is as follows:

          Deferred tax asset:
            NOL carryforward          $   12,870
            Valuation allowance          (12,870)
                                       ---------
               Total                  $      -
                                       =========

NOTE 4 - Note Payable Related Party

On September 1, 2000, the Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., whose President is a shareholder of the Company. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand. As of December 31, 2002, the accrued interest was $3,463.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.


                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending September 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date:  February 13, 2003           By: /s/ Jason Daggett
                                   Jason Daggett, President and Principal
                                   Financial and Accounting Officer

                               CERTIFICATION

     I, Jason Daggett, President and Chief Financial Officer of Alnilam Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Alnilam
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003
                              /s/ Jason Daggett
                              Jason Daggett, President and Chief Financial
                              Officer