Form 10QSB
period 2003-03-31
ALNILAM CORP
filed 2003-05-15
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

                       Alnilam Corporation
                  (A Development Stage Company)
                          Balance Sheet

                                                        March        September
                                                      31, 2003       30, 2002
                                                     -----------    -----------
                                                      Unaudited
                              Assets

Current Assets

  Cash                                               $      -       $      -
                                                      ---------      ---------
     Total Current Assets                            $      -       $      -
                                                      =========      =========

               Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                   $    4,700     $    4,241
  Interest Payable                                        3,834          3,092
  Note Payable - Related Party                           14,835         14,835
                                                      ---------      ---------
     Total Current Liabilities                           23,369         22,168

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 1,000,000 Shares Issued and
   Outstanding                                            1,000          1,000
  Capital In Excess of Par Value                          9,000          9,000
  Deficit Accumulated in the Development Stage          (33,369)       (32,168)
                                                      ---------      ---------
     Total Stockholders' Equity                         (23,369)       (22,168)
                                                      ---------      ---------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      =========      =========

          See accompanying notes to financial statements.

                       Alnilam Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                         For the Period
                                                                                          May 10, 2000
                          For the Three Months Ended        For the Six Months Ended       (Inception)
                             March          March            March          March           to March
                            31, 2003       31, 2002         31, 2003       31, 2002         31, 2003
                          ------------   ------------     ------------   ------------     ------------
Revenue                   $       -      $       -        $       -      $       -        $       -

Expenses

 General &
  Administrative                  -            2,159              457          5,534           29,533
                           ----------     ----------       ----------     ----------       ----------
   Total Expenses                 -            2,159             (457)         5,534           29,533
                           ----------     ----------       ----------     ----------       ----------
   Income (Loss)
   From Operations                -           (2,159)            (457)        (5,534)         (29,533)

Other Income (Expenses)

 Interest Expense                (373)          (371)            (744)          (742)          (3,836)
                           ----------     ----------       ----------     ----------       ----------
   Total Other
   Income (Expenses)             (373)          (371)            (744)          (742)          (3,836)
                           ----------     ----------       ----------     ----------       ----------
   Income (Loss)
   Before Taxes                  (373)        (2,530)          (1,201)        (6,276)         (33,369)

   Taxes                          -              -                -              -                -
                           ----------     ----------       ----------     ----------       ----------
   Net Income (Loss)      $      (373)   $    (2,530)     $    (1,201)   $    (6,276)     $   (33,369)
                           ==========     ==========       ==========     ==========       ==========

   (Loss) Per
   Common Share           $       -      $       -        $       -      $       -

   Weighted Average
   Shares Outstanding       1,000,000      1,000,000        1,000,000      1,000,000

          See accompanying notes to financial statements.

                       Alnilam Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                            For the Six Months Ended      (Inception)
                                             March          March          to March
                                            31, 2003       31, 2002        31, 2003
                                           -----------    -----------     -----------
Cash Flows from Operating Activities

 Net Income (Loss)                         $   (1,201)    $   (6,276)     $  (33,369)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Increase in Taxes Payable
      /Interest Payable                         1,201          2,801           8,534
    Increase in Stock Issued for Services         -              -             2,635
                                            ---------      ---------       ---------
        Net Cash Provided (Used) by
        Operating Activities                      -           (3,475)       (22,200)

Cash Flows from Investing Activities              -              -               -

Cash Flows from Financing Activities

 Issuance of Common Stock for Cash                -              -            22,200
                                            ---------      ---------       ---------
   Net Cash Provided (Used) by
   Financing Activities                           -              -            22,200
                                            ---------      ---------       ---------
   Increase (Decrease) in Cash                    -           (3,475)            -

   Cash, Beginning of Period                      -            3,520             -
                                            ---------      ---------       ---------
   Cash, End of Period                     $      -       $       45      $      -
                                            =========      =========       =========


Supplemental Cash Flow Information

  Interest                                 $      -       $      -        $      -
  Income Taxes                                    -              -               -

          See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Earnings (Loss) Per Share - The Computation or income or (loss) per shares of common stock is based on weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2003 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards over $33,000 at March 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

On September 1, 2000, the Company issued a promissory note in the amount of $14,835 to Mezzanine Capital Ltd., whose President is a shareholder of the Company. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand. As of March 31, 2003, the accrued interest was $3,834.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending September 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Alnilam Corporation

Date:  May 14, 2003               By: /s/ Jason Dagget
                                      Jason Daggett, President and Principal
                                      Financial and Accounting Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                /s/ Jason Daggett
                                   Jason Daggett, President and
                                   Chief Financial Officer