Form 10QSB
period 2003-06-30
ALNILAM CORP
filed 2003-08-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                       June         September
                                                     30, 2003       30, 2002
                                                    -----------    -----------
                                                     Unaudited
                                  Assets

Current Assets

  Cash                                              $      -       $      -
                                                     ----------     ----------
     Total Current Assets                                  -              -
                                                     ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                  $     3,961    $     4,241
  Interest Payable                                        4,303          3,092
  Note Payable - Related Party                           16,786         14,835
                                                     ----------     ----------
     Total Current Liabilities                           25,050         22,168

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 1,000,000 Shares Issued and
   Outstanding                                            1,000          1,000
  Capital In Excess of Par Value                          9,000          9,000
  Deficit Accumulated in the Development Stage          (35,050)       (32,168)
                                                     ----------     ----------
     Total Stockholders' Equity                         (25,050)       (22,168)
                                                     ----------     ----------
     Total Liabilities & Stockholders' Equity       $      -       $      -
                                                     ==========     ==========

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                   For the Period
                                                                                    May 10, 2000
                         For the Three Months Ended   For the Nine Months Ended     (Inception)
                             June         June           June           June          to June
                           30, 2003     30, 2002       30, 2003       30, 2002       30, 2003
                          -----------  -----------    -----------    -----------    -----------
Revenue                   $      -     $      -       $      -       $      -       $      -
                           ----------   ----------     ----------     ----------     ----------
Expenses

  General &
   Administrative               1,212        1,327          1,669          6,861         30,745
                           ----------   ----------     ----------     ----------     ----------
     Total Expenses             1,212        1,327          1,669          6,861         30,745
                           ----------   ----------     ----------     ----------     ----------
     Income (Loss)
     From Operations           (1,212)      (1,327)        (1,669)        (6,861)       (30,745)

Other Income (Expenses)

  Interest Expense               (469)        (371)        (1,213)        (1,113)        (4,305)
                           ----------   ----------     ----------     ----------     ----------
     Total Other
     Income (Expenses)           (469)        (371)        (1,213)        (1,113)        (4,305)
                           ----------   ----------     ----------     ----------     ----------
     Income (Loss)
     Before Taxes              (1,681)      (1,698)        (2,882)        (7,974)       (35,050)

     Taxes                       -            -              -              -              -
                           ----------   ----------     ----------     ----------     ----------
     Net Income (Loss)    $    (1,681) $    (1,698)   $    (2,882)   $    (7,974)   $   (35,050)
                           ==========   ==========     ==========     ==========     ==========
     (Loss) Per
     Common Share         $      -     $      -       $      -       $      -

     Weighted Average
     Shares Outstanding     1,000,000    1,000,000      1,000,000      1,000,000

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                          For the Period
                                                                           May 10, 2000
                                             For the Nine Months Ended     (Inception)
                                                June          June           to June
                                              30, 2003      30, 2002         30, 2003
                                            ------------  -------------    ------------
Cash Flows from Operating Activities

  Net Income (Loss)                         $    (2,882)  $     (7,974)    $   (35,050)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Increase in Accounts Payable-
    Interest Payable                                931          4,454           8,264
   Increase in Stock Issued for Services           -              -              2,635
                                             ----------    -----------      ----------
     Net Cash Provided (Used) by
     Operating Activities                        (1,951)        (3,520)        (24,151)

Cash Flows from Investing Activities               -              -               -
                                             ----------    -----------      ----------

Cash Flows from Financing Activities

  Increase in Notes Payable                       1,951           -             16,786
  Issuance of Common  Stock for Cash               -              -              7,365
                                             ----------    -----------      ----------
     Net Cash Provided (Used) by
     Financing Activities                         1,951           -             24,151
                                             ----------    -----------      ----------
     Increase (Decrease) in Cash                   -            (3,520)           -

     Cash, Beginning of Period                     -             3,520            -
                                             ----------    -----------      ----------
     Cash, End of Period                    $      -      $       -        $      -
                                             ==========    ===========      ==========

Supplemental Cash Flow Information

  Interest                                  $      -      $       -        $      -
  Income Taxes                                     -              -               -

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2003

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2003 and earlier periods, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards over $35,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued two unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to a shareholder of the Company and a company whose president is a shareholder. At June 30, 2003, the accrued interest associated with the various notes was $4,303.

                                                         June 30,  September 30,
The Company has the following note payable obligations:    2003        2002
                                                        ----------  ----------
Related party notes payable, due on demand,
  interest accrued at a rate of 10% per annum           $   14,835  $   14,835

Related party notes payable, due on demand,
  interest accrued at a rate of 10% per annum           $    1,951  $     -
                                                         ---------   ---------
     Totals                                             $   16,786  $   14,835
     Less Current Maturities                               (16,786)    (14,835)
                                                         ---------   ---------
     Total Long-Term Notes Payable                      $     -     $     -
                                                         =========   =========

Following are maturities of long-term debt for each of the next five years:

                                                           Year        Amount
                                                         ---------   ----------
                                                           2003      $   16,786
                                                           2004            -
                                                           2005            -
                                                           2006            -
                                                        Thereafter         -
                                                                      ---------
                                                           Total     $   16,786
                                                                      =========

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2003

NOTE 5  - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge with.

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

     The original shareholders contributed a total of $10,000 in cash and services as capital contributions for stock of the Company. Since inception the Company has borrowed funds from corporations related to the Company for operating expenses.

     Management estimates that the cash requirements for the year ending September 30, 2003, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending September 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date:  August 13, 2003             By: /s/ Jason Daggett
                                   Jason Daggett, President and Principal
                                   Financial and Accounting Officer

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

Date:  August 13, 2003         /s/ Jason Daggett
                               Jason Daggett, President and
                               Chief Financial Officer