Form 10KSB
period 2003-09-30
ALNILAM CORP
filed 2004-01-13
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $ -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 29, 2003, there were 1,000,000 shares of the Registrant's Common stock outstanding.

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

     Some of the substantive provisions applicable to a pseudo California corporation include: (i) under Section 305 of California corporate law, if a vacancy in our board of directors is filled by the remaining directors and the directors appointed by the board constitute a majority, any shareholders owning an aggregate of 5% or more of the outstanding shares have the right to call a special meeting of shareholders to elect the entire board; (ii) under Section 506 of California corporate law shareholders receiving any prohibited distribution for dividends, liquidation, redemption of shares, or similar transaction, with knowledge of facts indicating the impropriety thereof is liable to the corporation for the benefit of all of the creditors or shareholders entitled to institute action for the amount so received by the shareholder;
(iii) Section 710 of California
corporate law also limits the ability of a corporation to provide for super-voting shares by requiring approval of super-voting provisions by at least as large a portion of the outstanding shares as is required pursuant to the super-voting provisions and renewal of the provisions by the same portion every two years; (iv) under Section 1300 of California corporate law shareholders shall have the right to vote, and shall have dissenters rights, in any transaction resulting in a change of control or in an acquisition of all or substantially all of the assets of another corporation;
(v) under Section 1600 any shareholder or shareholders owning at least 5% of the outstanding shares may inspect and copy the record of shareholders' names and addresses or may obtain a shareholders' list from the transfer agent; and, (vi) Section 1601 also permits any shareholder to inspect the accounting books and records and minutes of proceedings of the shareholders and the board and committees, provided that the inspection is for a purpose reasonably related to the shareholder's interests as a shareholder.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     The Company neither owns nor leases any office space, real property, or equipment.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2003.


                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

     At December 29, 2003, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended September 30, 2003, no securities were sold by the Company.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has not commenced development of any business. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company.
Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $14,835 to the Company at its inception for operating expenses. (See "Item 12. Certain Relationships and Related Transactions.") The note payable to Rigel Funds Management, Ltd. is due and payable upon demand. The accumulated interest to September 30, 2003, is $4,576. If the company is unable to find a suitable business by the time the note is called due, it is anticipated that the Company would try to renegotiate the term of the note.

     Management estimates that the cash requirements for the year ending September 30, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that the needed funds will be loaned to the Company by Rigel Funds Management, Ltd. on the same or similar terms as those of the original loan to the Company. There is no agreement with Rigel Funds Management, Ltd. and no assurance that all or a portion of these funds will be loaned to the Company. If Rigel Funds Management, Ltd. is unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements. Until the Company is able to locate a potential business for acquisition or business prospect to merge with, there will likely not be any arrangements.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in accountant is reportable pursuant to this item.

                     ITEM 8A.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

     The Company recently carried out an evaluation, under the supervision of the Company's President and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Company's President and Principal Financial Officer concluded the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the year ended September 30, 2003.


                                 PART III

        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of December 29, 2003, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name            Age   Position(s)                  Director Since

     Jason Daggett   31    Director, President &        May 2000
                           Treasurer
     Lynn Carlson    49    Vice-President & Secretary   --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     JASON DAGGETT has been the president and treaturer of the Company since its inception in May 2000. He has been the president of BDR Showalter, a financial services company in Las Vegas, Nevada, since 1999. Since 1999 he has also been the President of

Monico Capital Partners, LLC, a financial services company located in Los Angeles, California. Monico Capital addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, mergers and acquisitions. Monico Capital is 50% owned by Cygni Capital LLC. From 1996 through 1998, Mr. Daggett served retail and institutional clients at The Boston Group, a Century City, California, investment banking firm, and First Financial Services, a pension and 401K advisory firm. Mr. Daggett received his Bachelor of Science degree in psychology from Mercyhurst College in 1994, and received his Masters Degree in Clinical Psychology from Pepperdine University in 1996.

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in May 2000. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Daggett will devote substantially all of his time to completing the acquisition.

     There are no other employees who are expected to make a significant contribution to the business and there are no intentions to employ anyone until business operations change.

     There are no family relationships between any of the officers and the director or persons nominated to become directors or executive officers.

     None of the officers, the director, persons nominated to become a director, any promoters or control persons of the Company have, within the last five years, been involved in events material to an evaluation of their ability or integrity.

     The entire board of directors of the Company is currently acting as the audit committee. There is no financial expert currently on the audit committee as there is no current activity in the Company.

     There are no established procedures for security holders to recommend nominees for the board of directors.

Other Public Shell Activities

     Mr. Daggett has not been involved as a director or executive officer of other companies that may be deemed to be "blank check" companies, and has not been involved in any blank check public offerings.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.

     To the knowledge of the Company, based on a review of the copies of these reports furnished to the Company for the year ended September 31, 2003, or on written representations from certain reporting persons that no Forms 5 were required for those persons, two filings were not timely made. On May 15, 2003, Mezzanine Capital Ltd. amalgamated into Mezzanine Fund Management Ltd. On May 28, 2003 Mezzanine Fund Management Ltd. changed its name to Rigel Funds Management Ltd. As a result of the transaction
Mr. Eric Bronk no longer shares voting power of the shares of the Company owned by Rigel Funds Management. Due to an administrative oversight, the transaction was not reported by Mr. Bronk on Form 4 in a timely manner. In addition, Mr. Bronk has not filed his Form 5 report for 2003.

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception. However, Mr. Daggett and Ms. Carlson, executive officers of the Company, received 20,000 and 15,000 shares respectively of restricted stock of the Company for services rendered in connection with the organization of the Company in May 2000.

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

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 29, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock;
(ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Jason Daggett                 20,000                   2.0%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson                  15,000                   1.5%
3857 Birch St., #606
Newport Beach, CA 92660

Executive Officers and        35,000                   3.5%
Directors as a Group
(2 Persons)

Eric C. Bronk                 119,500(2)               12.0%
3857 Birch St., #606
Newport Beach, CA 92660

Rigel Funds Management Ltd.   99,500                   10.0%
Cumberland House
No. 27 Cumberland Street
P.O. Box  N-10818
Nassau, The Bahamas

Fleming Securities            95,000                   9.5%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Baldwin Investments Ltd.      89,500                   8.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Carl T. Suter                 79,500                   7.95%
3857 Birch St., #606
Newport Beach, CA 92660

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any pecuniary interest in these shares, he is deemed to share beneficial ownership of such shares with these entities.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     The Company has not adopted any equity compensation plans.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company in May 2000, Jason Daggett, an officer, sole director and a founder of the Company, received 20,000 shares for services rendered by to the Company. Mr. Daggett provided consulting services in connection with the organization of the Company, which services were valued at $200.

     In connection with the organization of the Company in May 2000, Lynn Carlson, an officer of the Company, received 15,000 shares for services rendered by to the Company. Ms. Carlson provided secretarial services in connection with the organization of the Company, which services were valued at $150.

     In connection with the organization of the Company in May 2000, Eric
C. Bronk, a shareholder and founder of the Company, received 99,500 shares for services rendered by to the Company. Mr. Bronk provided consulting services in connection with the organization of the Company, which services were valued at $995.

     On September 1, 2000, Rigel Funds Management, Ltd., a corporation of which Mr. Bronk, a shareholder of the Company, is a director, loaned $14,835 to the Company. The promissory note bears 10% interest per annum and was originally due on or before September 1, 2001. The note has been extended to be due and payable upon demand.

     On December 31, 2002, Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, loaned $1,951 to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                  Page
          Report of Auditor                                       F-1
          Balance Sheet as of September 30, 2003                  F-2
          Statement of Operations for the years ended September
            30, 2003 and 2002, and for the period Accumulated
            May 10, 2000 (inception) through September 30, 2003   F-3
          Statement of Stockholders' Equity for the Period
            May 10, 2000 (inception) to September 30, 2003        F-4
          Statement of Cash Flows for the years ended September
            30, 2003 and 2002, and for the period Accumulated
            May 10, 2000 (inception) through September 30, 2003   F-5
          Notes to Financial Statements                           F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.  Description of Exhibit                            Location
     3.1          Articles of Incorporation filed May 10, 2000         *
     3.2          Current Bylaws                                       *
     4.1          Form of Common Stock Certificate                     *
     31.1         Certification of the Principal Executive Officer
                  pursuant to Rule 13(a)-14                         Attached
     31.2         Certification of the Principal Financial Officer
                  pursuant to Rule 13(a)-14                         Attached
     32           Certification of the Principal Executive and
                  Financial Officer pursuant to Section 1350        Attached

     *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on February 9, 2001, File No. 0-32329.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2003.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $4,450 and $3,850, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $-0- and $100, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2003, were approved by the Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Alnilam Corporation

Date:  January 12, 2004            /s/ Jason Daggett
                                   By: Jason Daggett, President and
                                   Treasurer (Chief Executive, Principal
                                   Financial & Principal Accounting
                                   Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 12, 2004            /s/ Jason Daggett
                                   Jason Daggett, Sole Director

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Alnilam Corporation
Newport Beach, California

We have audited the accompanying balance sheet of Alnilam Corporation (a development stage company), (a Utah corporation) as of September 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period May 10, 2000 (inception) to September 30, 2003. These financial statements are the responsibility of the management of Alnilam Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alnilam Corporation as of September 30, 2003 and the results of their operations and its cash flows for the year then ended, and for the period May 10, 2000 (inception) to September 30, 2003 in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit and a negative net worth at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
December 18, 2003

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                            September 30,
                                                                2003
                                                            ------------
                                  ASSETS

Current Assets
   Cash                                                     $      -
                                                             ----------
     Total Current Assets                                          -
                                                             ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                               8,724
   Interest Payable                                               4,723
   Note Payable - Related Party (Note 4)                         16,786
                                                             ----------
     Total Current Liabilities                                   30,233

Stockholders' Equity

   Common Stock Authorized; 100,000,000 Shares at
    $.001 Par Value; 1,000,000 Shares Issued and
    Outstanding                                                   1,000
   Capital In Excess of Par Value                                 9,000
   Deficit Accumulated in the Development Stage                 (40,233)
                                                             ----------
     Total Stockholders' Equity                                 (30,233)
                                                             ----------
     Total Liabilities & Stockholders' Equity               $      -
                                                             ==========


 The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Operations

                                                                    Accumulated
                                                                    May 10, 2000
                                        For the        For the      (Inception)
                                       Year Ended     Year Ended      through
                                       September      September      September
                                        30, 2003       30, 2002       30, 2003
                                      ------------   ------------   ------------
Revenue                               $      -       $      -       $      -
                                       ----------     ----------     ----------
Expenses

   General and Administrative               6,432          7,561         35,508
                                       ----------     ----------     ----------
     Total Expenses                         6,432          7,561         35,508
                                       ----------     ----------     ----------
     Income (Loss) from Operations         (6,432)        (7,561)       (35,508)

Other Income (Expenses)

   Interest Expense                        (1,633)        (1,484)        (4,725)
                                       ----------     ----------     ----------
     Total Other Income (Expenses)         (1,633)        (1,484)        (4,725)
                                       ----------     ----------     ----------
     Income (Loss) Before Taxes            (8,065)        (9,045)       (40,233)

     Taxes                                   -              -              -
                                       ----------     ----------     ----------
     Net Income (Loss)                $    (8,065)   $    (9,045)   $   (40,233)
                                       ==========     ==========     ==========


     (Loss) Per Common Share          $     (0.01)   $     (0.01)

     Weighted Average
      Shares Outstanding                1,000,000      1,000,000


   The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
            From May 10, 2000 (Inception) to September 30, 2003

                                                                          Accumulated
                                                                         Deficit Since
                                                            Capital In   Beginning of
                                      Common Stock          Excess of    Development
                                  Shares        Stock       Par Value       Stage
                               ------------  ------------  ------------  ------------
Balance, May 10, 2000                 -      $      -      $      -      $      -

Shares Issued for Services
at $.01 Per Share                  214,000           214         1,926          -

Shares Issued for Cash at
$.01 Per Share                     516,500           517         4,648          -

Net (Loss) Period Ended
September 30, 2000                    -             -             -           (2,279)
                                ----------    ----------    ----------    ----------
Balance, September 30, 2000        730,500           731         6,574        (2,279)

Shares Issued for Cash at
$.01 Per Share                     220,000           220         1,980          -

Shares Issued for Services
at $.01 Per Share                   49,500            49           446          -

Net (Loss) Year Ended
September 30, 2001                    -             -             -          (20,844)
                                ----------    ----------    ----------    ----------
Balance, September 30, 2001      1,000,000         1,000         9,000       (23,123)

Net (Loss) Year Ended
September 30, 2002                    -             -             -           (9,045)
                                ----------    ----------    ----------    ----------
Balance, September 30, 2002      1,000,000         1,000         9,000       (32,168)

Net (Loss) Year Ended
September 30, 2003                    -             -             -           (8,065)
                                ----------    ----------    ----------    ----------
Balance, September 30, 2003      1,000,000   $     1,000   $     9,000   $   (40,233)
                                ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                          Accumulated
                                                                          May 10, 2000
                                                For the       For the     (Inception)
                                               Year Ended    Year Ended     Through
                                               September     September     September
                                                30, 2003      30, 2002      30, 2003
                                              ------------  ------------  ------------
Net Cash Provided by Operating Activities

  Net (Loss)                                  $    (8,065)  $    (9,045)  $   (40,233)
  Changes in Operating Assets & Liabilities;
    Increase in Accounts/Interest Payable           6,114         5,525        13,447
    Increase in Stock Issued for Services            -             -            2,635
                                               ----------    ----------    ----------
     Net Cash (Used) by
     Operating Activities                          (1,951)       (3,520)      (24,151)

Net Cash Provided by Investing Activities            -             -             -

Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                 1,951          -           16,786
  Stock Issued for Cash                              -             -            7,365
                                               ----------    ----------    ----------
     Net Cash Provided by
     Financing Activities                           1,951          -           24,151
                                               ----------    ----------    ----------
     Net Increase (Decrease) in Cash                 -           (3,520)         -

     Cash at Beginning of Year or Period             -            3,520          -
                                               ----------    ----------    ----------
     Cash at End of Year or Period            $      -      $      -      $      -
                                               ==========    ==========    ==========


Supplemental Disclosures

  Interest                                    $      -      $      -      $      -
  Taxes                                              -             -             -

    The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                            September 30, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2003 and earlier periods, no deferred tax liabilities have been recognized.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2003

NOTE 3 - INCOME TAXES continued

The Company has cumulative net operating loss carryforwards of over $40,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued two unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to a shareholder of the Company and to a company whose president is a shareholder. At September 30, 2003, the accrued interest associated with the various notes was $4,723.

                                                          September 30,
The Company has the following note payable obligations:       2003
                                                          ------------
Related party note payable, due on demand, accruing
   interest at a rate of 10% per annum                     $   14,835

Related party note payable, due on demand, accruing
   interest at a rate of 10% per annum                     $    1,951
                                                            ---------
          Totals                                           $   16,786
          Less Current Maturities                             (16,786)
                                                            ---------
          Total Long-Term Notes Payable                    $     -
                                                            =========

Following are maturities of long-term debt for each of the next five years:

                                                Year         Amount
                                                ----         ------
                                                2004        $  16,786
                                                2005             -
                                                2006             -
                                                2007             -
                                             Thereafter          -
                                                            ---------
                                                Total       $  16,786
                                                            =========

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2003

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