Form 10QSB
period 2003-12-31
ALNILAM CORP
filed 2004-02-17
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 10, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                 ASSETS

                                                      December      September
                                                      31, 2003      30, 2003
                                                     -----------   -----------
                                                     (Unaudited)
Current Assets

   Cash                                              $     -       $     -
                                                      ---------     ---------
     Total Assets                                    $     -       $     -
                                                      =========     =========

                  Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                  $   11,224    $    8,724
   Interest Payable                                       5,143         4,723
   Notes Payable - Related Party                         16,786        16,786
                                                      ---------     ---------
     Total Current Liabilities                           33,153        30,233

Stockholders' Equity

   Common Stock Authorized; 100,000,000 Shares
    at $.001 Par Value; 1,000,000 Shares Issued
    and Outstanding                                       1,000         1,000
   Capital in Excess of Par Value                         9,000         9,000
   Deficit Accumulated During the Development Stage     (43,153)      (40,233)
                                                      ---------     ---------
     Total Stockholders' Equity                         (33,153)      (30,233)
                                                      ---------     ---------
     Total Liabilities and
     Stockholders' Equity                            $     -       $     -
                                                      =========     =========

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                                           Accumulated
                                                                            Since May
                                                                            10, 2000
                                          For the Three   For the Three    (Inception)
                                          Months Ended    Months Ended      through
                                            December        December        December
                                            31, 2003        31, 2002        31, 2003
                                          -------------   -------------   -------------
                                           (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                    $     -         $     -         $     -
                                            ---------       ---------       ---------
Expenses

   General & Administrative                     2,500             457          38,008
                                            ---------       ---------       ---------
     Total Expense                              2,500             457          38,008
                                            ---------       ---------       ---------
     Income (Loss) from Operations             (2,500)           (457)        (38,008)

Other Income (Expenses)

   Interest Expense                              (420)           (371)         (5,145)
                                            ---------       ---------       ---------
     Total Other Income (Expenses)               (420)           (371)         (5,145)
                                            ---------       ---------       ---------
     Income (Loss) - Before Taxes              (2,920)           (828)        (43,153)

     Taxes                                       -               -               -
                                            ---------       ---------       ---------
     Net Income (Loss)                     $   (2,920)     $     (828)     $  (43,153)
                                            =========       =========       =========


     Loss per Common Share                 $     -         $     -         $     -

     Weighted Average Shares Outstanding    1,000,000       1,000,000

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                           Accumulated
                                                                            Since May
                                                                            10, 2000
                                          For the Three   For the Three    (Inception)
                                          Months Ended    Months Ended      through
                                            December        December        December
                                            31, 2003        31, 2002        31, 2003
                                          -------------   -------------   -------------
                                           (Unaudited)     (Unaudited)     (Unaudited)
Cash Used by Operating Activities

 Net (Loss) Income                         $   (2,920)     $     (828)     $  (43,153)
  Increase/(Decrease) In:
    Accounts Payable/Interest Payable           2,920             828          16,367
    Stock Issued for Services                    -               -              2,635
                                            ---------       ---------       ---------
     Net Cash Used by
     Operating Activities                        -               -            (24,151)

Cash Used by Investing Activities                -               -               -
                                            ---------       ---------       ---------

Cash Provided by Financing Activities

  Issuance of Note Payable for Cash              -               -             16,786
  Cash from Stock Sales                          -               -              7,365
                                            ---------       ---------       ---------
     Net Cash Provided by
     Financing Activities                        -               -             24,151
                                            ---------       ---------       ---------
     Net Increase (Decrease) in Cash             -               -               -

     Cash at Beginning of Period                 -               -               -
                                            ---------       ---------       ---------
     Cash at End of Period                 $     -         $     -         $     -
                                            =========       =========       =========


Supplemental Cash Disclosure
  Interest                                 $     -         $     -         $     -
  Taxes                                    $     -         $     -         $     -

              See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2003

NOTE 1 - Company Organization

Alnilam Corporation (the "Company") was incorporated under the laws of the State of Nevada on May 10, 2000, as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 3 - Income Taxes - continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards over $40,000 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - Note Payable Related Party

The Company has issued two unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to a shareholder of the Company and to a company whose president is a shareholder. At December 31, 2003, the accrued interest associated with the various notes was $5,143.

                                                          December 31,
The Company has the following note payable obligations:       2003
                                                          -------------
Related party note payable, due on demand,
   accruing interest at a rate of 10% per annum             $  19,782
Related party note payable, due on demand,
   accruing interest at a rate of 10% per annum             $   2,147
                                                             --------
       Totals                                               $  21,929

       Less Current Maturities                                (21,929)
                                                             --------
       Total Long-Term Notes Payable                        $    -
                                                             ========

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

     Management estimates that the cash requirements for the year ending September 30, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding will be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of disclosure and controls and procedure: With the participation of management the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

     Changes in internal controls: There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending September 30, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date:  February 12, 2004           By: /s/ Jason Daggett
                                   Jason Daggett, President and Principal
                                   Financial and Accounting Officer