Form 10QSB
period 2004-03-31
ALNILAM CORP
filed 2004-05-17
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                       March         September
                                                      31, 2004       30, 2003
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS

Current Assets

     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                        12,224          8,724
  Interest Payable                                         5,589          4,723
  Note Payable - Related Party (Note 4)                   18,354         16,786
                                                      ----------     ----------
     Total Current Liabilities                            36,167         30,233

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 1,000,000 Shares Issued and
   Outstanding                                             1,000          1,000
  Capital In Excess of Par Value                           9,000          9,000
  Deficit Accumulated in the Development Stage           (46,167)       (40,233)
                                                      ----------     ----------
     Total Stockholders' Equity                          (36,167)       (30,233)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

               See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                              March          March          March          March         to March
                             31, 2004       31, 2003       31, 2004       31, 2003       31, 2004
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                2,568           -             5,068            457         40,576
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              2,568           -             5,068           (457)        40,576
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     From Operations            (2,568)          -            (5,068)          (457)       (40,576)

Other Income (Expenses)

  Interest Expense                (446)          (373)          (866)          (744)        (5,591)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (446)          (373)          (866)          (744)        (5,591)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (3,014)          (373)        (5,934)        (1,201)       (46,167)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (3,014)    $     (373)    $   (5,934)    $   (1,201)    $  (46,167)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     -        $     -        $     -        $     -

     Weighted Average
     Shares Outstanding      1,000,000      1,000,000      1,000,000      1,000,000

               See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                             For the Six Months Ended     (Inception)
                                               March          March         to March
                                              31, 2004       31, 2003       31, 2004
                                             ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $   (5,934)    $   (1,201)    $  (46,167)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                            5,934          1,201         36,167
    Increase in Stock Issued for Services          -              -             2,635
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                         -              -            (7,365)

Cash Flows from Investing Activities               -              -              -
                                              ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Common  Stock for Cash               -              -             7,365
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                         -              -             7,365
                                              ---------      ---------      ---------
      Increase (Decrease) in Cash                  -              -              -

      Cash, Beginning of Period                    -              -              -
                                              ---------      ---------      ---------
      Cash, End of Period                    $     -        $     -        $     -
                                              =========      =========      =========

Supplemental Cash Flow Information
                                              ---------      ---------      ---------
  Interest                                   $     -        $     -        $     -
  Income Taxes                                     -              -              -

               See accompanying notes to financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2004

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

Income (Loss) Per Share - The Computation or income or (loss) per shares of common stock is based on weighted average number of shares outstanding at the date of the financial statements.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2004

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2004 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards over $46,167 at March 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued two unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to a shareholder of the Company and to a company whose president is a shareholder. As of March 31, 2004, the accrued interest was $5,589.

The Company has the following note payable obligations:    March 31,
                                                             2004
                                                          -----------
Related party notes payable, due on demand,
  accruing interest at a rate of 10% per annum            $   18,354
                                                           ---------
     Total                                                    18,354
     Less Current Maturities                                 (18,354)
                                                           ---------
     Total Long-Term Notes Payable                        $     -
                                                           =========

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

Off-Balance Sheet Arrangements

     Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

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

Changes in internal controls

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: A report on Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company had not changed the firm that performs its audits, because of a merger of operations the name of the firm changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Alnilam Corporation

Date:  May 17, 2004                By: /s/ Jason Daggett
                                       Jason Daggett, President and Principal
                                       Financial and Accounting Officer