Form 10QSB
period 2004-06-30
ALNILAM CORP
filed 2004-08-16
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 9, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                         June         September
                                                       30, 2004       30, 2003
                                                      ----------     ----------
                                                      (Unaudited)
                                  ASSETS


Current Assets                                       $      -       $      -
                                                      ----------     ----------
     Total Assets                                    $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                   $    13,074    $     8,724
  Interest Payable                                         6,048          4,723
  Note Payable - Related Party (Note 4)                   18,838         16,786
                                                      ----------     ----------
     Total Current Liabilities                            37,960         30,233

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 1,000,000 Shares Issued and
   Outstanding                                             1,000          1,000
  Capital In Excess of Par Value                           9,000          9,000
  Deficit Accumulated in the Development Stage           (47,960)       (40,233)
                                                      ----------     ----------
     Total Stockholders' Equity                          (37,960)       (30,233)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========


              See accompanying notes to financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                For the Period
                                                                                 May 10, 2000
                         For the Three Months Ended  For the Nine Months Ended    (Inception)
                             June         June           June         June         to June
                           30, 2004     30, 2003       30, 2004     30, 2003       30, 2004
                          ----------   ----------     ----------   ----------     ----------
Revenue                   $     -      $     -        $     -      $     -        $     -

Expenses

  General &
   Administrative              1,334        1,212          6,402        1,669         41,910
                           ---------    ---------      ---------    ---------      ---------
     Total Expenses            1,334        1,212          6,402        1,669         41,910
                           ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     From Operations          (1,334)      (1,212)        (6,402)      (1,669)       (41,910)

Other Income (Expenses)

  Interest Expense              (459)        (469)        (1,325)      (1,213)        (6,050)
                           ---------    ---------      ---------    ---------      ---------
     Total Other
     Income (Expenses)          (459)        (469)        (1,325)      (1,213)        (6,050)
                           ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     Before Taxes             (1,793)      (1,698)        (7,727)      (2,882)       (47,960)

     Taxes                      -            -              -            -              -
                           ---------    ---------      ---------    ---------      ---------
     Net Income (Loss)    $   (1,793)  $   (1,698)    $   (7,727)  $   (2,882)    $  (47,960)
                           =========    =========      =========    =========      =========

     (Loss) Per
     Common Share         $     -      $     -        $     -      $     -        $    (0.05)

     Weighted Average
     Shares Outstanding    1,000,000    1,000,000      1,000,000    1,000,000        931,099

              See accompanying notes to financial statements.
                                     4

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                       May 10, 2000
                                            For the Nine Months Ended   (Inception)
                                               June          June        to June
                                             30, 2004      30, 2003      30, 2004
                                            ----------    ----------    ----------
Cash Flows from Operating Activities

  Net Income (Loss)                         $   (7,727)   $   (2,882)   $  (47,960)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                           5,675           931        19,122
    Increase in Stock Issued for Services         -             -            2,635
                                             ---------     ---------     ---------
      Net Cash Provided (Used) by
      Operating Activities                      (2,052)       (1,951)      (26,203)

Cash Flows from Investing Activities              -             -             -

Cash Flows from Financing Activities

  Increase in Notes Payable                      2,052         1,951        18,838
  Issuance of Common Stock for Cash               -             -            7,365
                                             ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                       2,052         1,951        26,203
                                             ---------     ---------     ---------
      Increase (Decrease) in Cash                 -             -             -

      Cash, Beginning of Period                   -             -             -
                                             ---------     ---------     ---------
      Cash, End of Period                   $     -       $     -       $     -
                                             =========     =========     =========


Supplemental Cash Flow Information

  Interest                                  $     -       $     -       $     -
  Income Taxes                                    -             -             -

              See accompanying notes to financial statements.
                                     5

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Income (Loss) Per Share: The Computation or income or (loss) per shares of common stock is based on weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2004

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2004 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approxinately $48,000 at June 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued five promissory notes totaling $18,838; one to a company that is a shareholder of the Company and four to a company whose President is a shareholder of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of June 30, 2004, the accrued interest was $6,048.

The Company has the following note payable obligations:           June
                                                                30, 2004
     Related party notes payable, due on demand,
      accruing interest at a rate of 10% per annum             $   18,838
                                                                ---------
          Total                                                    18,838
          Less Current Maturities                                 (18,838)
                                                                ---------
          Total Long-Term Notes Payable                        $     -
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

     Management estimates that the cash requirements for the year ending September 30, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding will be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     Jason Daggett, the Company's chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the he has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     During the last quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II
                             OTHER INFORMATION

                      ITEM 2.  CHANGES IN SECURITIES

     Since 2002 the Company has periodically borrowed funds to pay operating costs from Cygni Capital, LLC, an entity whose President, Eric C. Bronk, is a shareholder of the Company. The Company has issued promissory notes dated as follows: December 31, 2002, for $1,951; December 31, 2003, for $1,068; March 31, 2004, for $500; and
June 30, 2004, for $484. All of the notes bear interest at 10% per annum and are due and payable upon demand. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. Cygni Capital represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance of the notes. No general solicitations were used in connection with the transactions. No underwriting discounts or commissions were paid in connection with such issuances.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.2 Promissory Note dated December 31, 2002
          10.3 Promissory Note dated December 31, 2003
          10.4 Promissory Note dated March 31, 2004
          10.5 Promissory Note dated June 30, 2004
          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending September 30, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Alnilam Corporation

Date:  August 16, 2004                  By: /s/ Jason Daggett
                                        Jason Daggett, President and
                                        Treasurer (Principal Executive,
                                        Financial and Accounting
                                        Officer)