Form 10KSB
period 2004-09-30
ALNILAM CORP
filed 2004-12-23
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 21, 2004, there were 1,000,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference:  None


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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2004.

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

     At December 21, 2004, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended September 30, 2004, no securities were sold by the Company.

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

     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company. Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $14,835 to the Company at its inception for operating expenses. The Company has issued other promissory notes to Cygni Capital, LLC, an entity of which Mr. Bronk is a managing member. (See "Item 12. Certain Relationships and Related Transactions.") All of the notes payable are due and payable upon demand. The total accumulated interest to September 30, 2004, is $6,517. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the notes.

     Management estimates that the cash requirements for the year ending September 30, 2005, will be approximately $10,000, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                     ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                 PART III

        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of December 21, 2004, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name               Age  Position(s)                   Director Since

     Jason Daggett      32   Director, President &         May 2000
                             Treasurer
     Lynn Carlson       50   Vice-President & Secretary    --

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

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 21, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and
(iii) directors and executive officers of the Company as a group:

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
3857 Birch St., #606
Newport Beach, CA 92660

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any pecuniary interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

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

     On December 31, 2002, a promissory note in the amount of $1,951 was issued to Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2003, a promissory note in the amount of $1,068 was issued to Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On March 31, 2004, a promissory note in the amount of $500 was issued to Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On June 30, 2004, a promissory note in the amount of $484 was issued to Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On September 30, 2004, a promissory note in the amount of $1,722 was issued to Cygni Capital LLC, a limited liability company of which Mr. Daggett is a member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

                            ITEM 13.  EXHIBITS

     (a)(1)    Financial Statements.  The following financial
statements are included in this report:
                                                                        Page
     Report of Auditor                                                   F-1
     Balance Sheet as of September 30, 2004                              F-2
     Statement of Operations for the years ended September 30, 2004 and 2003, and for the period Accumulated May 10, 2000 (inception)
      through September 30, 2004                                         F-3
     Statement of Stockholders' Equity for the Period May 10, 2000
      (inception) to September 30, 2004                                  F-4
     Statement of Cash Flows for the years ended September 30, 2004 and 2003, and for the period Accumulated May 10, 2000 (inception)
      through September 30, 2004                                         F-5
     Notes to Financial Statements                                       F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.       Description of Exhibit                                 Location
     3.1       Articles of Incorporation filed May 10, 2000             (1)
     3.2       Current Bylaws                                           (1)
     4.1       Form of Common Stock Certificate                         (1)
     10.1      Extension of Promissory Note dated September 1, 2002     (2)
     10.2      Promissory Note dated December 31, 2002                  (3)
     10.3      Promissory Note dated December 31, 2003                  (3)
     10.4      Promissory Note dated March 31, 2004                     (3)
     10.5      Promissory Note dated June 30, 2004                      (3)
     10.6      Promissory Note dated September 30, 2004               Attached
     31.1      Certification of the Principal Executive Officer
               pursuant to Rule 13(a)-14                              Attached
     31.2      Certification of the Principal Financial Officer
               pursuant to Rule 13(a)-14                              Attached
     32        Certification of the Principal Executive and
               Financial Officer pursuant to Section 1350             Attached

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange
Commission on February 9, 2001, File No. 000-32329.

     (2) Incorporated by reference from our annual report on Form 10-KSB for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 15, 2003, File No. 000-32329.
     (3) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-32329.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $4,300 and $4,450, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $250 and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2004, were approved by the Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alnilam Corporation

Date:  December 23, 2004                /s/ Jason Daggett
                                        By: Jason Daggett, President and
                                        Treasurer (Chief Executive,
                                        Principal Financial & Principal
                                        Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 23, 2004                /s/ Jason Daggett
                                        Jason Daggett, Sole Director

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Alnilam Corporation
Newport Beach, California

We have audited the accompanying balance sheet of Alnilam Corporation (a development stage company), a Nevada corporation, as of September 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period May 10, 2000 (inception) to September 30, 2004. These financial statements are the responsibility of the management of Alnilam Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alnilam Corporation as of September 30, 2004 and the results of their operations and its cash flows for the year then ended, and the period May 10, 2000 (inception) to September 30, 2004 in conformity with standards of the Public Company Accounting Oversight Board.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit and a negative net worth at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
December 16, 2004

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                        September 30,
                                                            2004
                                                        ------------
ASSETS

Current Assets
   Cash                                                  $     -
                                                          ---------
     Total Current Assets                                $     -
                                                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
  Accounts Payable                                       $   16,733
  Interest Payable                                            6,517
  Note Payable - Related Party (Note 4)                      20,560
                                                          ---------
     Total Current Liabilities                               43,810

Stockholders' Equity

  Common Stock Authorized: 100,000,000 Shares at $.001
    Par Value; 1,000,000 Shares Issued and Outstanding        1,000
  Capital In Excess of Par Value                              9,000
  Deficit Accumulated in the Development Stage              (53,810)
                                                          ---------
     Total Stockholders' Equity                             (43,810)
                                                          ---------
     Total Liabilities & Stockholders' Equity            $     -
                                                          =========

The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Operations

                                                                Accumulated
                                                               May 10, 2000
                                                                (Inception)
                                      For the Years Ended         through
                                     September    September      September
                                     30, 2004     30, 2003       30, 2004
                                    -----------  -----------    -----------

Revenue                             $     -      $     -        $     -
                                     ---------    ---------      ---------
Expenses

  General and Administrative            11,783        6,432         47,291
                                     ---------    ---------      ---------
     Total Expenses                     11,783        6,432         47,291
                                     ---------    ---------      ---------
     Income (Loss) from Operations     (11,783)      (6,432)       (47,291)

Other Income (Expenses)

  Interest Expense                      (1,794)      (1,633)        (6,519)
                                     ---------    ---------      ---------
     Total Other Income (Expenses)      (1,794)      (1,633)        (6,519)
                                     ---------    ---------      ---------
     Income (Loss) Before Taxes        (13,577)      (8,065)       (53,810)

     Taxes                                -            -              -
                                     ---------    ---------      ---------
     Net Income (Loss)              $  (13,577)  $   (8,065)    $  (53,810)
                                     =========    =========      =========


     (Loss) Per Common Share        $    (0.01)  $    (0.01)

     Weighted Average
      Shares Outstanding             1,000,000    1,000,000


The accompanying notes are an integral part of these financial statements.
                                    F-3

                            Alnilam Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
            From May 10, 2000 (Inception) to September 30, 2004

                                                                     Accumulated
                                                                   Deficit Since
                                                        Capital In  Beginning of
                                    Common Stock        Excess of    Development
                                Shares        Stock     Par Value       Stage
                              ----------   ----------   ----------   -----------
Balance, May 10, 2000               -      $     -      $     -      $     -

Shares Issued for Services
at $.01 Per Share                214,000          214        1,926         -

Shares Issued for Cash at
$.01 Per Share                   516,500          517        4,648         -

Net (Loss) Period Ended
September 30, 2000                  -            -            -          (2,279)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2000      730,500          731        6,574       (2,279)

Shares Issued for Cash at
$.01 Per Share (Note 4)          220,000          220        1,980         -

Shares Issued for Services
at $.01 Per Share (Note 4)        49,500           49          446         -

Net (Loss) Year Ended
September 30, 2001                  -            -            -         (20,844)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2001    1,000,000        1,000        9,000      (23,123)

Net (Loss) Year Ended
September 30, 2002                  -            -            -          (9,045)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2002    1,000,000        1,000        9,000      (32,168)

Net (Loss) Year Ended
September 30, 2003                  -            -            -          (8,065)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2003    1,000,000        1,000        9,000      (40,233)

Net (Loss) Year Ended
September 30, 2004                  -            -            -         (13,577)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2004    1,000,000   $    1,000   $    9,000   $  (53,810)
                              ==========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.
                                    F-4

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                        Accumulated
                                                                        May 10, 2000
                                                                         (Inception)
                                                 For the Years Ended       Through
                                                     September 30,        September
                                                   2004        2003       30, 2004
                                                ----------  ----------  -------------
Net Cash Provided by Operating Activities
  Net (Loss)                                    $  (13,577) $   (8,065)  $  (53,810)
  Changes in Operating Assets & Liabilities:
    Increase in Accounts/Interest Payable            9,803       6,114       23,250
    Increase in Stock Issued for Services             -           -           2,635
                                                 ---------   ---------    ---------
      Net Cash (Used) by Operating Activities       (3,774)     (1,951)     (27,925)

Net Cash Provided by Investing Activities             -           -            -

Net Cash Provided by Financing Activities
  Issuance of Note Payable for Cash                  3,774       1,951       20,560
  Stock Issued for Cash                               -           -           7,365
                                                 ---------   ---------    ---------
      Net Cash Provided by Financing Activities      3,774       1,951       27,925
                                                 ---------   ---------    ---------
      Net Increase (Decrease) in Cash                 -           -            -

      Cash at Beginning of Year or Period             -           -            -
                                                 ---------   ---------    ---------
      Cash at End of Year or Period             $     -     $     -      $     -
                                                 =========   =========    =========


Supplemental Disclosures
  Interest                                      $     -     $     -      $     -
  Taxes                                               -           -            -

 The accompanying notes are an integral part of these financial statements.
                                     F-5

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2004 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $53,000 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued four promissory notes totaling $20,560 to corporations whose officer and/or director is a shareholder of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of September 30, 2004, the accrued interest was $6,517.

The Company has the following note payable obligations:       September 30,
                                                                  2004
                                                              ------------
  Related party notes payable, due on demand
   accruing interest at a rate of 10% per annum                $  20,560
                                                                --------
          Total                                                   20,560
          Less Current Maturities                                (20,560)
                                                                --------
          Total Long-Term Notes Payable                        $    -
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)

stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN
No. 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 6 - GOING CONCERN

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