Form 10QSB
period 2004-12-31
ALNILAM CORP
filed 2005-02-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 10, 2005, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                   ASSETS

                                                       December 31,   September 30,
                                                           2004           2004
                                                       ------------   ------------
                                                        (Unaudited)
Current Assets
  Cash                                                 $      -       $      -
                                                        ----------     ----------
     Total Current Assets                              $      -       $      -
                                                        ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                     $    19,200    $    16,733
  Interest Payable                                           6,775          6,517
  Note Payable - Related Party (Note 4)                     20,560         20,560
                                                        ----------     ----------
     Total Current Liabilities                              46,535         43,810

Stockholders' Equity
  Common Stock Authorized; 100,000,000 Shares at $.001
   Par Value; 1,000,000 Shares Issued and Outstanding        1,000          1,000
  Capital In Excess of Par Value                             9,000          9,000
  Deficit Accumulated in the Development Stage             (56,535)       (53,810)
                                                        ----------     ----------
     Total Stockholders' Equity                            (46,535)       (43,810)
                                                        ----------     ----------
     Total Liabilities & Stockholders' Equity          $      -       $      -
                                                        ==========     ==========

               See accompanying notes to financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                    Accumulated
                                                                     Since May
                                                                     10, 2000
                                                                    (Inception)
                                           For the Three Months      through
                                              Ended December         December
                                           31, 2004     31, 2003     31, 2004
                                          ----------   ----------   ----------
Revenue                                   $     -      $     -      $     -
                                           ---------    ---------    ---------
Expenses

  General & Administrative                     2,467        2,500       49,758
                                           ---------    ---------    ---------
     Total Expense                             2,467        2,500       49,758
                                           ---------    ---------    ---------
     Income (Loss) from Operations            (2,467)      (2,500)     (49,758)

Other Income (Expenses)

  Interest Expense                              (258)        (420)      (6,777)
                                           ---------    ---------    ---------
     Total Other Income (Expenses)              (258)        (420)      (6,777)

     Income (Loss) - Before Taxes             (2,725)      (2,920)     (56,535)

     Taxes                                      -            -            -
                                           ---------    ---------    ---------
     Net Income (Loss)                    $   (2,725)  $   (2,920)  $  (56,535)
                                           =========    =========    =========

     Loss per Common Share                $     -      $     -      $     -

     Weighted Average Shares Outstanding   1,000,000    1,000,000

               See accompanying notes to financial statements.
                                     4

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                         Accumulated
                                                                          Since May
                                                                           10, 2000
                                                                         (Inception)
                                                  For the Three Months     through
                                                     Ended December        December
                                                 31, 2004     31, 2003     31, 2004
                                                ----------   ----------   ----------
Cash Used by Operating Activities
 Net (Loss) Income                              $   (2,725)  $   (2,920)  $  (56,535)
  Increase/(Decrease) In:
  Accounts Payable/Interest Payable                  2,725        2,920       25,975
  Stock Issued for Services                           -            -           2,635
                                                 ---------    ---------    ---------
     Net Cash Used by Operating Activities            -            -         (27,925)

Cash Used by Investing Activities                     -            -            -
                                                 ---------    ---------    ---------
Cash Provided by Financing Activities
    Issuance of Note Payable for Cash                 -            -          20,560
    Cash from Stock Sales                             -            -           7,365
                                                 ---------    ---------    ---------
     Net Cash Provided by Financing Activities        -            -          27,925
                                                 ---------    ---------    ---------
     Net Increase (Decrease) in Cash                  -            -            -

     Cash at Beginning of Period                      -            -            -
                                                 ---------    ---------    ---------
     Cash at End of Period                      $     -      $     -      $     -
                                                 =========    =========    =========

Supplemental Cash Disclosure
    Interest                                    $     -      $     -      $     -
    Taxes                                       $     -      $     -      $     -

               See accompanying notes to financial statements.
                                     5

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2004

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

                         Alnilam Corporation
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 2004

NOTE 3 - Income Taxes - continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of $56,535 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2021.

NOTE 4 - Note Payable Related Party

The Company has issued promissory notes totaling $20,560 to corporations whose officer and/or director is a shareholder of the Company.
These notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2004, the accrued interest associated with the various notes was $6,775.

                                                         December 31,
The Company has the following note payable obligations:     2004
                                                         -----------
  Related party notes payable, due on demand
   accruing interest at a rate of 10% per annum          $    20,560
                                                          ----------
     Totals                                              $    20,560
     Less Current Maturities                                 (20,560)
                                                          ----------
     Total Long-Term Notes Payable                       $      -
                                                          ==========

NOTE 5 - Going Concern

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

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

     Management estimates that the cash requirements for the year ending September 30, 2005, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding will be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                                   Alnilam Corporation

Date:  February 14, 2005           By: /s/ Jason Daggett
                                       Jason Daggett, President and Principal
                                       Financial and Accounting Officer