Form 10QSB
period 2005-03-31
ALNILAM CORP
filed 2005-05-16
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2005, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                       March         September
                                                      31, 2005       30, 2004
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS


     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        20,622         16,733
  Interest Payable                                         7,290          6,517
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            48,472         43,810

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (58,472)       (53,810)
                                                      ----------     ----------
     Total Stockholders' Equity                          (48,472)       (43,810)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                              March          March          March          March         to March
                             31, 2005       31, 2004       31, 2005       31, 2004       31, 2005
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                1,422          2,568          3,889          5,068         51,180
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              1,422          2,568          3,889          5,068         51,180
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (1,422)        (2,568)        (3,889)        (5,068)       (51,180)

Other Income (Expenses)

  Interest Expense                (515)          (446)          (773)          (866)        (7,292)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (515)          (446)          (773)          (866)        (7,292)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,937)        (3,014)        (4,662)        (5,934)       (58,472)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (1,937)    $   (3,014)    $   (4,662)    $   (5,934)    $  (58,472)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     -        $     -        $     -        $     -

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                             For the Six Months Ended     (Inception)
                                               March          March         to March
                                              31, 2005       31, 2004       31, 2005
                                             ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $   (4,662)    $   (5,934)    $  (58,472)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                            4,662          5,934         27,912
    Increase in Stock Issued for Services          -              -             2,635
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                         -              -           (27,925)

Cash Flows from Investing Activities               -              -              -
                                              ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Note Payable for Cash                -              -            20,560
  Issuance of Common Stock for Cash                -              -             7,365
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                         -              -            27,925
                                              ---------      ---------      ---------
      Increase (Decrease) in Cash                  -              -              -

      Cash, Beginning of Period                    -              -              -
                                              ---------      ---------      ---------
      Cash, End of Period                    $     -        $     -        $     -
                                              =========      =========      =========

Supplemental Cash Flow Information

  Interest                                   $     -        $     -        $     -
  Income Taxes                                     -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2005

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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2005

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2005, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards over $58,000 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2021.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations whose officerS and/or directorS are shareholders of the Company.
The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of March 31, 2005, the accrued interest was $7,290.

The Company has the following note payable obligations:         March 31,
                                                                  2005
                                                               ----------
  Related party notes payable, due on demand
   accruing interest at a rate of 10% per annum                $  20,560
                                                                --------
          Total                                                   20,560
          Less Current Maturities                                (20,560)
                                                                --------
          Total Long-Term Notes Payable                        $    -
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

NOTE 6 - REVERSE STOCK SPLIT

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The sharheolders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock.

These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

The common stock issued pursuant to the reverse stock split are fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock were not altered by the reverse stock split, and the common stock continues to have a par value of $0.001 per share. Consummation of the reverse stock split did not alter the number of our authorized shares of common stock, which remains at 100,000,000 shares.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                             PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but may submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $10,000 in cash and services as capital contributions for stock of the Company. Since inception, the Company has borrowed funds from corporations related to the Company for operating expenses.

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

                                  PART II

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on February 8, 2005, to vote upon a proposal to reverse split the outstanding shares of common stock of the company at the rate of one share for each two shares outstanding. At the special meeting, shareholders owning 556,500 shares, or approximately 56% of the total outstanding shares on such date, approved the reverse split. No shares were voted against the proposal or were withheld from voting, and there were no abstentions or broker no-votes as to this proposal. The reverse stock split became effective on March 21, 2005.

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

                                   Alnilam Corporation

Date:  May 16, 2005                By: /s/ Jason Daggett
                                       Jason Daggett, President and
                                       Principal Financial and Accounting
                                       Officer