Form 10QSB
period 2005-06-30
ALNILAM CORP
filed 2005-08-15
CIK 1128288

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 9, 2005, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                        June         September
                                                      30, 2005       30, 2004
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS


     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        28,500         16,733
  Interest Payable                                         7,804          6,517
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            56,864         43,810

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding, retroactively restated                       500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (66,864)       (53,810)
                                                      ----------     ----------
     Total Stockholders' Equity                          (56,864)       (43,810)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Nine Months Ended     (Inception)
                               June           June           June           June         to June
                             30, 2005       30, 2004       30, 2005       30, 2004       30, 2005
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                9,300          1,334         11,767          6,402         59,058
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              9,300          1,334         11,767          6,402         59,058
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (9,300)        (1,334)       (11,767)        (6,402)       (59,058)

Other Income (Expenses)

  Interest Expense                (514)          (459)        (1,287)        (1,325)        (7,806)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (459)        (1,287)        (1,325)        (7,806)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (9,814)        (1,793)       (13,054)        (7,727)       (66,864)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (9,814)    $   (1,793)    $  (13,054)    $   (7,727)    $  (66,864)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     -        $     -        $     -        $     -

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                             For the Nine Months Ended     (Inception)
                                                June           June         to June
                                              30, 2005       30, 2004       30, 2005
                                             ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $  (13,054)    $   (7,727)    $  (66,864)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                           13,054          5,675         36,304
    Increase in Stock Issued for Services          -              -             2,635
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                         -              -           (27,925)

Cash Flows from Investing Activities               -              -              -
                                              ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Note Payable for Cash                -             2,052         20,560
  Issuance of Common Stock for Cash                -              -             7,365
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                         -             2,052         27,925
                                              ---------      ---------      ---------
      Increase (Decrease) in Cash                  -              -              -

      Cash, Beginning of Period                    -              -              -
                                              ---------      ---------      ---------
      Cash, End of Period                    $     -        $     -        $     -
                                              =========      =========      =========

Supplemental Cash Flow Information

  Interest                                   $     -        $     -        $     -
  Income Taxes                                     -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2005, and earlier years, no deferred tax liabilities have been recognized.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2005

NOTE 3 - INCOME TAXES continued

The Company has cumulative net operating loss carryforwards over $66,864 at June 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2005, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2021.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations whose officerS and/or directorS are shareholders of the Company.
The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of June 30, 2005, the accrued interest was $7,804.

The Company has the following note payable obligations:         June 30,
                                                                  2005
                                                               ----------
  Related party notes payable, due on demand
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

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2005

NOTE 6 - REVERSE STOCK SPLIT

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock. These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

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

                                        Alnilam Corporation

Date:  August 11, 2005                  By: /s/ Jason Daggett
                                            Jason Daggett, President and
                                            Principal Financial and Accounting
                                            Officer