Form 10KSB
period 2005-09-30
ALNILAM CORP
filed 2005-12-29
CIK 1128288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 000-32329
ALNILAM CORPORATION
(Exact name of Registrant as specified in charter)

NEVADA	91-2081398
State or other jurisdiction of	I.R.S. Employer I.D. No.
incorporation or organization

4080 Paradise Road, Suite 15-168, Las Vegas, NV	89706
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (702) 204-7792
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑
State issuer’s revenues for its most recent fiscal year: $ -0-
State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At December 27, 2005, there were 500,000 shares of the Registrant’s Common stock outstanding.
Documents Incorporated by Reference: None

PART I
ITEM 1. DESCRIPTION OF BUSINESS
History and Organization
     Alnilam Corporation (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2000. The Company has conducted no activities since its inception except in connection with the filing of a registration statement on Form 10-SB on February 9, 2001. The registration statement became effective on April 10, 2001.
     Effective March 21, 2005, the outstanding shares of common stock of the Company were reverse split at the rate of one-for-two. At the time of the reverse split there were 1,000,000 shares outstanding which were reduced to 500,000 shares as a result of the reverse split. Unless otherwise designated, the shares set forth in this report give effect to this reverse split.
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

     The Company’s Board of Directors, which consists of a single individual, Jason Daggett, shall make the initial determination whether to complete any such venture; however, the Board of Directors intends to submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.
     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management’s business judgement.
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
     In connection with the application for quotation of the Company’s common stock on the OTC Bulletin Board, management intends, following an acquisition of a business venture, to seek a broker-dealer to become the initial market maker for the Company’s common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company’s common stock. Management intends to contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.
     Management intends to consider a number of factors prior to making any final decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity’s management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.
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
     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company’s directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.
     The Company’s director and executive officers have not used particular consultants, advisors or finders on a regular basis to locate potential business opportunities.
     The possibility exists that the Company may acquire or merge with a business or company in which the Company’s executive officers, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company’s stock to these persons; this would have the effect of further diluting the holdings of the Company’s other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company’s current sole director and the executive officers, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.
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
     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management, subject to the approval of the Company’s shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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
     At December 27, 2005, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.
     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.
     The Company has not adopted any equity compensation plans.
     During the year ended September 30, 2005, no securities were sold by the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company. Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $14,835 to the Company at its inception for operating expenses. The Company has issued other promissory notes to Cygni Capital, LLC, an entity of which Mr. Bronk is a managing member. (See “Item 12. Certain Relationships and Related Transactions.”) All of the notes payable are due and payable upon demand. The total accumulated interest to September 30, 2005, is $8,356. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the notes.
     Management estimates that the cash requirements for the year ending September 30, 2006, will be approximately $10,000, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.
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
     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the likely issuance of stock to acquire such an opportunity.
Off-Balance Sheet Arrangements
     There are currently no off-balance sheet arrangements. Until the Company is able to locate a potential business for acquisition or business prospect to merge with, there will likely not be any arrangements.
     There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the likely issuance of stock to acquire such an opportunity.
ITEM 7. FINANCIAL STATEMENTS
     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No information is reportable pursuant to this item.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure and controls and procedure
     With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.
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
ITEM 8A. OTHER INFORMATION
     No response is required pursuant to this item.
PART III
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF TH EXCHANGE ACT
     The following table sets forth as of December 27, 2005, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

Name	Age	Position(s)	Director Since
Jason Daggett	32	Director, President & Treasurer	May 2000
Lynn Carlson	51	Vice-President & Secretary	—
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
     Set forth below is certain biographical information regarding the Company’s current executive officers and sole director:

     JASON DAGGETT has been the president and treasurer of the Company since its inception in May 2000. He has been the president of THE LIQUID GROUP, INC. (formerly BDR Showalter), a financial services company in Las Vegas, Nevada, since 1999. Since 1999 he has also been the President of Monico Capital Partners, LLC, a financial services company located in Los Angeles, California. Monico Capital addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, mergers and acquisitions. Monico Capital is 50% owned by Cygni Capital LLC. Mr. Daggett received his Bachelor of Science degree in psychology from Mercyhurst College in 1994, and received his Masters Degree in Clinical Psychology from Pepperdine University in 1996.
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
     Other Public Shell Activities
     Mr. Daggett has not been involved as a director or executive officer of other companies that may be deemed to be “blank check” companies or shell companies, and has not been involved in any blank check public offerings.

Code of Ethics
     The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.
ITEM 10. EXECUTIVE COMPENSATION
     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal years ended September 30, 2005, 2004, or 2003.
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 27, 2005, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)	Percent of Class

Jason Daggett	10,000	2.0%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson	7,500	1.5%
3857 Birch St., #606
Newport Beach, CA 92660

Executive Officers and	17,500	3.5%
Directors as a Group
(2 Persons)

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)	Percent of Class

Eric C. Bronk	59,750 (2)	12.0%
3857 Birch St., #606
Newport Beach, CA 92660

Rigel Funds Management Ltd.	49,750	10.0%
Cumberland House
No. 27 Cumberland Street
P.O. Box N-10818
Nassau, The Bahamas

Fleming Securities	47,500	9.5%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Baldwin Investments Ltd.	44,750	8.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Carl T. Suter	39,750	7.95%
3857 Birch St., #606
Newport Beach, CA 92660

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) Of the shares beneficially owned by Mr. Bronk, 10,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any pecuniary interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.
     The Company is seeking potential business acquisitions or opportunities. (See “Item 1. Description of Business.”) It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.
     The Company has not adopted any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In connection with the organization of the Company in May 2000, Jason Daggett, an officer, sole director and a founder of the Company, received 10,000 shares for services rendered by to the Company. Mr. Daggett provided consulting services in connection with the organization of the Company, which services were valued at $200.
     In connection with the organization of the Company in May 2000, Lynn Carlson, an officer of the Company, received 7,500 shares for services rendered by to the Company. Ms. Carlson provided secretarial services in connection with the organization of the Company, which services were valued at $150.
     In connection with the organization of the Company in May 2000, Eric C. Bronk, a shareholder and founder of the Company, received 49,750 shares for services rendered by to the Company. Mr. Bronk provided consulting services in connection with the organization of the Company, which services were valued at $995.
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
ITEM 13. EXHIBITS
     The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation filed May 10, 2000	(1)

3.2	Current Bylaws	(1)

4.1	Form of Common Stock Certificate	(1)

10.1	Extension of Promissory Note dated September 1, 2002	(2)

10.2	Promissory Note dated December 31, 2002	(3)

10.3	Promissory Note dated December 31, 2003	(3)

10.4	Promissory Note dated March 31, 2004	(3)

10.5	Promissory Note dated June 30, 2004	(3)

10.6	Promissory Note dated September 30, 2004	(4)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13(a)-14	Attached

31.2	Certification of the Principal Financial Officer pursuant to Rule 13(a)-14	Attached

32	Certification of the Principal Executive and Financial Officer pursuant to Section 1350	Attached

(1)	Incorporated by reference from the Company’s registration statement on Form 10-SB filed with the Securities and Exchange Commission on February 9, 2001, File No. 000-32329.

(2)	Incorporated by reference from our annual report on Form 10-KSB for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 15, 2003, File No. 000-32329.

(3)	Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-32329.

(4)	Incorporated by reference from our annual report on Form 10-KSB for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 23, 2004, File No. 000-32329.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2004 were $4,800 and $4,300, respectively.
Audit-Related Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $-0- and $-0-, respectively.
Tax Fees
     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were $342 and $250, respectively. These fees related to the preparation of federal income and state franchise tax returns.
All Other Fees
     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004.
Audit Committee
     The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2005, were approved by the Board of Directors.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alnilam Corporation
Date: December 29, 2005	/s/ Jason Daggett
By: Jason Daggett, President and Treasurer (Chief
Executive, Principal Financial & Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2005	/s/ Jason Daggett
Jason Daggett, Sole Director

533 West 2600 South, Suite 250 Bountiful, Utah 84010 Phone: (801)292-8756 Fax: (801)292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Alnilam Corporation
Newport Beach, California
We have audited the accompanying balance sheet of Alnilam Corporation (a development stage company), (a Nevada corporation) as of September 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004, and for the period May 10, 2000 (inception) to September 30, 2005. These financial statements are the responsibility of the management of Alnilam Corporation, Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alnilam Corporation as of September 30, 2005 and the results of their operations and its cash flows for the years ended September 30, 2005 and 2004, and the period May 10, 2000 (inception) to September 30, 2005 in conformity with standards of the Public Company Accounting Oversight Board.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit and a negative net worth at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
December 14, 2005
A Member of the AICPA, UACPA and Registered with the PCAOB

Alnilam Corporation
(A Development Stage Company)
Balance Sheet

September 30,
2005
ASSETS

Current Assets
Cash	$—

Total Current Assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$29,385
Interest Payable	8,356
Note Payable — Related Party (Note 4)	20,560

Total Current Liabilities	58,301

Stockholders’ Equity

Common Stock Authorized; 100,000,000 Shares at $.001 Par Value; 500,000 Shares Issued and Outstanding, retroactively restated	500
Capital In Excess of Par Value	9,500
Deficit Accumulated in the Development Stage	(68,301)

Total Stockholders’ Equity	(58,301)

Total Liabilities & Stockholders’ Equity	$—

The accompanying notes are an integral part of these financial statements

Alnilam Corporation
(A Development Stage Company)
Statements of Operations

			Accumulated
			May 10, 2000
			(Inception)
	For the Years Ended		through
	September	September	September
	30, 2005	30, 2004	30, 2005
Revenue	$—	$—	$—

Expenses

General and Administrative	12,652	11,783	59,943

Total Expenses	12,652	11,783	59,943

Income (Loss) from Operations	(12,652)	(11,783)	(59,943)

Other Income (Expenses)

Interest Expense	(1,839)	(1,794)	(8,358)

Total Other Income (Expenses)	(1,839)	(1,794)	(8,358)

Income (Loss) Before Taxes	(14,491)	(13,577)	(68,301)

Taxes	—	—	—

Net Income (Loss)	$(14,491)	$(13,577)	$(68,301)

(Loss) Per Common Share	$(0.03)	$(0.03)

Weighted Average Shares Outstanding	500,000	500,000
The accompanying notes are an integral part of these financial statements

Alnilam Corporation
(A Development Stage Company)
Statements of Stockholders’ Equity
From May 10, 2000 (Inception) to September 30, 2005

				Accumulated
				Deficit Since
			Capital In	Beginning of
	Common Stock		Excess of	Development
	Shares	Stock	Par Value	Stage
Balance, May 10, 2000	—	$—	$—	$—

Shares Issued for Services at $.01 Per Share	107,000	107	2,033	—

Shares Issued for Cash at $.01 Per Share	2585,250	258	4,906	—

Net (Loss) Period Ended September 30, 2000	—	—	—	(2,279)

Balance, September 30, 2000	365,250	365	6,939	(2,279)

Shares Issued for Cash at $.01 Per Share	110,000	110	2,090	—

Shares Issued for Services at $.01 Per Share	24,750	25	471	—

Net (Loss) Year Ended September 30, 2001	—	—	—	(20,844)

Balance, September 30, 2001	500,000	500	9,500	(23,123)

Net (Loss) Year Ended September 30, 2002	—	—	—	(9,045)

Balance, September 30, 2002	500,000	500	9,500	(32,168)

Net (Loss) Year Ended September 30, 2003	—	—	—	(8,065)

Balance, September 30, 2003	500,000	500	9,500	(40,233)

Net (Loss) Year Ended September 30, 2004	—	—	—	(13,577)

Balance, September 30, 2004	500,000	500	9,500	(53,810)

Net (Loss) Year Ended September 30, 2005	—	—	—	(14,491)

Balance, September 30, 2005	500,000	$500	$9,500	$(68,301)

The accompanying notes are an integral part of these financial statements

Alnilam Corporation
(A Development Stage Company)
Statements of Cash Flows

			Accumulated
			May 10, 2000
			(Inception)
	For the Years Ended		Through
	September 30,		September
	2005	2004	30, 2005
Net Cash Provided by Operating Activities
Net (Loss)	$(14,491)	$(13,577)	$(68,301)
Changes in Operating Assets & Liabilities;
Increase in Accounts/Interest Payable	14,491	9,803	37,741
Increase in Stock Issued for Services	—	—	2,635

Net Cash (Used) by Operating Activities	—	(3,774)	(27,925)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities
Issuance of Note Payable for Cash	—	3,774	20,560
Stock Issued for Cash	—	—	7,365

Net Cash Provided by Financing Activities	—	3,774	27,925

Net Increase (Decrease) in Cash	—	—	—

Cash at Beginning of Year or Period	—	—	—

Cash at End of Year or Period	$—	$—	$—

Supplemental Disclosures
Interest	$—	$—	$—
Taxes	—	—	—
The accompanying notes are an integral part of these financial statements

Alnilam Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
NOTE 1 — COMPANY ORGANIZATION
Alnilam Corporation (the “Company”) was incorporated under the laws of the state of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.
The Company is a development stage company as defined in SFAS No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
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
NOTE 3 — INCOME TAXES
The Company adopted Statement of Financial Standards No. 109 “Accounting for Income Taxes” in the fiscal year ended September 30, 2001.
Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Alnilam Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
NOTE 3 — INCOME TAXES (continued)
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2005 and earlier years, no deferred tax liabilities have been recognized.
The Company has cumulative net operating loss carryforwards of approximately $68,000 at September 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.
NOTE 4 — NOTE PAYABLE RELATED PARTY
The Company has issued four promissory notes totaling $20,560 to corporations whose shareholder and President is an officer of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of September 30, 2005, the accrued interest was $8,356.
The Company has the following note payable obligations:

September 30,
2005
Related party notes payable, due on demand, plus accrued interest at a rate of 10% per annum	$20,560

Total	20,560
Less Current Maturities	(20,560)

Total Long-Term Notes Payable	$—

NOTE 5 — NEW TECHNICAL PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the company’s Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing

Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company’s Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections.” This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the consolidated financial statements.
NOTE 6 — GOING CONCERN
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
NOTE 7 — REVERSE STOCK SPLIT
On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company’s issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock. These financial statements have been retroactively restated to reflect the stock split at September 30, 2004.
The common stock issued pursuant to the reverse stock split is fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock were not altered by the reverse stock split, and the common stock continues to have a par value of $0.001 per share. Consummation of the reverse stock split did not alter the number of our authorized shares of common stock, which remains at 100,000,000 shares.
NOTE 8 — EARNINGS PER SHARE
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at September 30, 2005 and 2004.

	For the Years Ended
	September 30
	2005	2004
Basic / Full Diluted Earnings per Share:
Income (loss) (numerator)	(14,491)	(13,577)
Shares (denominator)	500,000	500,000
Per Share Amount	$(.03)	$(.03)