Form 10QSB
period 2005-12-31
ALNILAM CORP
filed 2006-02-21
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 16, 2005, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                      December       September
                                                      31, 2005       30, 2005
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        29,950         29,385
  Interest Payable                                         8,870          8,356
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            59,380         58,301

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (69,380)       (68,301)
                                                      ----------     ----------
     Total Stockholders' Equity                          (59,380)       (58,301)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                         Accumulated
                                                         May 10, 2000
                                                          (Inception)
                            For the Three Months Ended     through
                             December       December       December
                             31, 2005       31, 2004       31, 2005
                            ----------     ----------     ----------
Revenue                     $     -        $     -        $     -
                             ---------      ---------      ---------
Expenses

  General &
   Administrative                  565          2,467         60,508
                             ---------      ---------      ---------
     Total Expenses                565          2,467         60,508
                             ---------      ---------      ---------
     Income (Loss)
     from Operations              (565)        (2,467)       (60,508)

Other Income (Expenses)

  Interest Expense                (514)          (258)        (8,872)
                             ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (258)        (8,872)
                             ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,079)        (2,725)       (69,380)

     Taxes                        -              -              -
                             ---------      ---------      ---------
     Net Income (Loss)      $   (1,079)    $   (2,725)    $  (69,380)
                             =========      =========      =========

     (Loss) Per
     Common Share           $    (0.00)    $    (0.01)

     Weighted Average
     Shares Outstanding        500,000        500,000

The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                             Accumulated
                                                                             May 10, 2000
                                                                           (Inception)
                                                For the Three Months Ended     through
                                                       December 31             December
                                                   2005           2004         31, 2005
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net (Loss)                                    $   (1,079)    $   (2,920)    $  (69,380)
  Changes in Operating Assets & Liabilities;
    Increase in Accounts/Interest Payable            1,079          2,920         38,820
    Increase in Stock Issued for Services             -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash (Used) by Operating Activities         -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Stock Issued for Cash                               -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided by Financing Activities       -              -            27,925
                                                 ---------      ---------      ---------
      Net Increase (Decrease) in Cash                 -              -              -

      Cash at Beginning of Year or Period             -              -              -
                                                 ---------      ---------      ---------
      Cash at End of Year or Period             $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Disclosures

  Interest                                      $     -        $     -        $     -
  Taxes                                               -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                              December 31, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2005, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $69,000 at December 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2005, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued four promissory notes totaling $20,560 to corporations whose officer and/or director is a shareholder of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of December 31, 2005, the accrued interest was $8,870.

The Company has the following note payable obligations:       December 31,
                                                                  2005
                                                               ----------
  Related party notes payable, due on demand
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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the company's consolidated financial statements.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements
No. 66 and 67" ("SFAS 152).  This Statement amends FASB Statement
No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the consolidated financial statements.

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

NOTE 7 - REVERSE STOCK SPLIT

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock. These financial statements have been retroactively restated to reflect the stock split at September 30, 2005.

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at December 31, 2005 and 2004.

                                          For the Three Months Ended
Basic/Full Diluted Earnings per Share:           December 30
                                             2005            2004
                                           --------        --------
     Income (loss) (numerator)              (1,079)         (2,920)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.00)          $(.01)

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

                                       Alnilam Corporation

Date:  February 21, 2005               By: /s/ Jason Daggett
                                       Jason Daggett, President and
                                       Principal Financial and Accounting
                                       Officer