Form 10QSB
period 2006-03-31
ALNILAM CORP
filed 2006-05-15
CIK 1128288

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2006, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                      March 31,    September 30,
                                                        2006           2005
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        30,940         29,385
  Interest Payable                                         9,384          8,356
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            60,884         58,301
                                                      ----------     ----------
     Total Liabilities                                    60,884         58,301

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (70,884)       (68,301)
                                                      ----------     ----------
     Total Stockholders' Equity                          (60,884)       (58,301)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                              March          March          March          March         to March
                             31, 2006       31, 2005       31, 2006       31, 2005       31, 2006
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                  990           -             1,555          2,467         61,498
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses                990           -             1,555          2,467         61,498
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)                (990)          -            (1,555)        (2,467)       (61,498)
     From Operations

Other Income (Expenses)

  Interest Expense                (514)          (515)        (1,028)          (733)        (9,386)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (515)        (1,028)          (733)        (9,386)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,504)          (515)        (2,583)        (3,240)       (70,884)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (1,504)    $     (515)    $   (2,583)    $   (3,240)    $  (70,884)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     -        $     -        $     (.01)    $     (.01)

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                             For the Six Months Ended     (Inception)
                                               March          March         to March
                                              31, 2006       31, 2005       31, 2006
                                             ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $   (2,583)    $   (3,240)    $  (70,884)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                            2,583          3,240         40,324
    Increase in Stock Issued for Services          -              -             2,635
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                         -              -           (27,925)

Cash Flows from Investing Activities               -              -              -
                                              ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Note Payable for Cash                -              -            20,560
  Issuance of Common Stock for Cash                -              -             7,365
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                         -              -            27,925
                                              ---------      ---------      ---------
      Increase (Decrease) in Cash                  -              -              -

      Cash, Beginning of Period                    -              -              -
                                              ---------      ---------      ---------
      Cash, End of Period                    $     -        $     -        $     -
                                              =========      =========      =========

Supplemental Cash Flow Information

  Interest                                   $     -        $     -        $     -
  Income Taxes                                     -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2006

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2006

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2006 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $71,000 at March 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of March 31, 2006, the accrued interest was $9,384.

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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after

December 15, 2005. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

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

NOTE 7 - REVERSE STOCK SPLIT

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock.
These financial statements reflect the stock split.

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at March 31, 2006 and December 31, 2005.

                                            For the 6 Months Ended
Basic/Full Diluted Earnings per Share:             March 31,
                                             2006            2005
                                           --------        --------
     Income (loss) (numerator)              (2,583)         (3,240)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.01)          $(.01)

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

                                        Alnilam Corporation

Date:  May 15, 2006                     By: /s/ Jason Daggett
                                            Jason Daggett, President and
                                            Principal Financial and
                                            Accounting Officer