Form 10QSB
period 2006-06-30
ALNILAM CORP
filed 2006-08-21
CIK 1128288

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 14, 2006, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                       June 30,    September 30,
                                                        2006           2005
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        33,653         29,385
  Interest Payable                                         9,898          8,356
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            64,111         58,301
                                                      ----------     ----------
     Total Liabilities                                    64,111         58,301

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (74,111)       (68,301)
                                                      ----------     ----------
     Total Stockholders' Equity                          (64,111)       (58,301)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Nine Months Ended     (Inception)
                               June           June           June           June         to June
                             30, 2006       30, 2005       30, 2006       30, 2005       30, 2006
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                2,713          9,300          4,268         11,767         64,211
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              2,713          9,300          4,268         11,767         64,211
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (2,713)         9,300         (4,268)       (11,767)       (64,211)
     From Operations

Other Income (Expenses)

  Interest Expense                (514)          (514)        (1,542)        (1,287)        (9,900)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)        (1,542)        (1,287)        (9,900)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (3,227)        (9,814)        (5,810)       (13,054)       (74,111)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (3,227)    $   (9,814)    $   (5,810)    $  (13,054)    $  (74,111)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     (.01)    $     (.02)    $     (.01)    $     (.03)

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                         For the Period
                                                                          May 10, 2000
                                             For the Nine Months Ended     (Inception)
                                                June           June         to June
                                              30, 2006       30, 2005       30, 2006
                                             ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $   (5,810)    $  (13,054)    $  (74,111)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Increase in Accounts Payable
     /Interest Payable                            5,810         13,054         43,551
    Increase in Stock Issued for Services          -              -             2,635
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                         -              -           (27,925)

Cash Flows from Investing Activities               -              -              -
                                              ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Note Payable for Cash                -              -            20,560
  Issuance of Common Stock for Cash                -              -             7,365
                                              ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                         -              -            27,925
                                              ---------      ---------      ---------
      Increase (Decrease) in Cash                  -              -              -

      Cash, Beginning of Period                    -              -              -
                                              ---------      ---------      ---------
      Cash, End of Period                    $     -        $     -        $     -
                                              =========      =========      =========

Supplemental Cash Flow Information

  Interest                                   $     -        $     -        $     -
  Income Taxes                                     -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2006

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2006

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2006 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $74,000 at June 30, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of June 30, 2006, the accrued interest was $9,898.

The Company has the following note payable obligations:         June 30,
                                                                  2006
                                                               ----------
  Related party notes payable, due on demand
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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2006

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at June 30, 2006 and December 31, 2005.

                                            For the 9 Months Ended
Basic/Full Diluted Earnings per Share:              June 30,
                                             2006            2005
                                           --------        --------
     Income (loss) (numerator)              (5,810)        (13,054)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.01)          $(.03)

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

                       ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     The principal executive officer and principal financial officer has concluded, based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

     During the last quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Alnilam Corporation

Date:  August 21, 2006                  By: /s/ Jason Daggett
                                        Jason Daggett, President and
                                        Principal Financial and Accounting
                                        Officer