Form 10KSB
period 2006-09-30
ALNILAM CORP
filed 2006-12-26
CIK 1128288

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                      Commission File Number: 000-32329

                             ALNILAM CORPORATION
              (Exact name of Registrant as specified in charter)

NEVADA                                            91-2081398
State or other jurisdiction of                    I.R.S. Employer I.D. No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 220, NEWPORT BEACH, CA      92660
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

Former Address:  3857 Birch Street, #606, Newport Beach, CA   92660

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.   [ ]

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 22, 2006, there were 500,000 shares of the Registrant's Common stock outstanding.

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

     The Company's Board of Directors, which consists of a single individual, Eric Bronk, shall make the initial determination whether to complete any such venture; however, the Board of Directors intends to submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2006.

                                   PART II

      ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Of the 500,000 outstanding common shares, all have been held for at least one year. The Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 24,750 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock.

     At December 22, 2006, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended September 30, 2006, no securities were sold by the Company.

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

     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company. Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, the sole director and president of the Company, is a director, loaned $14,835 to the Company at its inception for operating expenses. The Company has issued other promissory notes to Cygni Capital, LLC, an entity of which Mr. Bronk is a managing member. (See "Item 12. Certain Relationships and Related Transactions.") All of the notes payable are due and payable upon demand. The total accumulated interest to September 30, 2006, is $10,416. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the notes.

     Management estimates that the cash requirements for the year ending September 30, 2007, will be approximately $10,000, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report. The financial statements of the company have not been audited in reliance upon Rule 3-11 of Regulation S-X, but have been completed my management. The company maintains that it meets the requirements of this rule and provides the following specific information:

     (a) Its gross receipts from all sources for the fiscal year covered in the financial statements were not in excess of $100,000;
     (b) the Company had not purchased or sold any of its stock, granted any options therefor, or levied assessments upon any outstanding stock;
     (c) expenditures for all purposes for the fiscal year were not in excess of $100,000;
     (d) there was no material change in the business of the Company occurring during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and
     (e) the shares of the Company are not listed upon any exchange and it is not subject to any government authority which requires the furnishing to it or publication of audited financial statements.

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

                         ITEM 8A.  OTHER INFORMATION

     On December 22, 2006, the board of directors was increased to two persons and Mr. Eric Bronk was added to fill the vacancy. Mr. Jason Daggett then resigned as a director and the board of directors was reduced to one person. Mr. Bronk was then appointed as President and Treasurer.

                                   PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF TH EXCHANGE ACT

     The following table sets forth as of December 22, 2006, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

          Name           Age  Position(s)              Director Since

          Eric Bronk     60   Director, President &         December 2006
                              Treasurer
          Lynn Carlson   52   Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     ERIC CHESS BRONK has been the president and treasurer of the Company since December 2006. From June 1998 to the present, Mr. Bronk has been the President of Cygni Capital, LLC, a California limited liability company engaged in financial consulting services. From 1972 to the present Mr. Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law.

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in May 2000. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Bronk will devote substantially all of his time to completing the acquisition.

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

Other Public Shell Activities

     Mr. Bronk is involved as a director, executive officer, and shareholder of another company that may be deemed to be "blank check" company, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in this other company:

  * Cygni Investments, Inc. Mr. Bronk was a founder of this entity which was incorporated on November 17, 1999. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity. Cygni has no current business operations and is seeking a business opportunity to commence operations.

     The selection of a business opportunity for this entity, or the Company, may create a conflict of interest in determining to which of the entities to present the opportunity.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

                       ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal years ended September 30, 2006, 2005, or 2004.

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

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 22, 2006, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)       Percent of Class

Eric C. Bronk                 59,750(2)           12.0%
170 Newport Center Drive
Suite 220
Newport Beach, CA 92660

Lynn Carlson                   7,500               1.5%
170 Newport Center Drive
Suite 220
Newport Beach, CA 92660

Executive Officers and        67,250              13.5%
Directors as a Group
(2 Persons)

Rigel Funds Management Ltd.   49,750              10.0%
Cumberland House
No. 27 Cumberland Street
P.O. Box  N-10818
Nassau, The Bahamas

Fleming Securities            47,500               9.5%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Baldwin Investments Ltd.      44,750               8.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Carl T. Suter                 39,750               7.95%
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

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company in May 2000, Eric C. Bronk, the sole director,president, shareholder and a founder of the Company, received 49,750 shares for services rendered by to the Company.
Mr. Bronk provided consulting services in connection with the organization of the Company, which services were valued at $995.

     In connection with the organization of the Company in May 2000, Jason Daggett, a founder of the Company, received 10,000 shares for services rendered by to the Company. Mr. Daggett provided consulting services in connection with the organization of the Company, which services were valued at $200.

     In connection with the organization of the Company in May 2000, Lynn Carlson, an officer of the Company, received 7,500 shares for services rendered by to the Company. Ms. Carlson provided secretarial services in connection with the organization of the Company, which services were valued at $150.

     On September 1, 2000, Rigel Funds Management, Ltd., a corporation of which Mr. Bronk is a director, loaned $14,835 to the Company. The promissory note bears 10% interest per annum and was originally due on or before September 1, 2001. The note has been extended to be due and payable upon demand.

     On December 31, 2002, a promissory note in the amount of $1,951 was issued to Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2003, a promissory note in the amount of $1,068 was issued to Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On March 31, 2004, a promissory note in the amount of $500 was issued to Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On June 30, 2004, a promissory note in the amount of $484 was issued to Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On September 30, 2004, a promissory note in the amount of $1,722 was issued to Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, for monies loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

                              ITEM 13.  EXHIBITS

     The following exhibits are included as part of this report:

                                                   Incorporated by Reference
                                              ------------------------------------
Exhibit Exhibit                               Filing                                Filed
Number  Description                           Form    File No.   Exhibit    Date    Herewith
------- -----------                           ------  ---------  -------  --------  --------
3.1     Articles of Incorporation filed       10-SB   000-32329  3.1      2/9/01
        May 10, 2000

3.2     Current Bylaws                        10-SB   000-32329  3.2      2/9/01

4.1     Form of Common Stock Certificate      10-SB   000-32329  4.1      2/9/01

10.1    Extension of Promissory Note dated    10-KSB  000-32329  10.1     1-15-03
        September 1, 2002, to Rigel Funds
        Management, Ltd.

10.2	Promissory Note dated December 31,    10-QSB  000-32329  10.2     8-16-04
        2002, to Cygni Capital LLC

10.3	Promissory Note dated December 31,    10-QSB  000-32329  10.3     8-16-04
        2003, to Cygni Capital LLC

10.4	Promissory Note dated March 31,       10-QSB  000-32329  10.4     8-16-04
        2004, to Cygni Capital LLC

10.5	Promissory Note dated June 30,        10-QSB  000-32329  10.5     8-16-04
        2004, to Cygni Capital LLC

10.6	Promissory Note dated September 30,   10-KSB  000-32329  10.6     12-23-04
        2004, to Cygni Capital LLC

31.1    Rule 13a-14(a) Certification by                                               X
        Principal Executive Officer

31.2    Rule 13a-14(a) Certification by                                               X
        Principal Financial Officer

32      Section 1350 Certification of                                                 X
        Principal Executive Officer

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2005 were $5,716 and $4,800, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $350 and $342, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2006, were approved by the Board of Directors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alnilam Corporation

Date:  December 22, 2006                /s/ Eric Bronk
                                        By:  Eric Bronk, President and
                                        Treasurer (Chief Executive, Principal
                                        Financial & Principal Accounting
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 22, 2006                /s/ Eric Bronk
                                        Eric Bronk, Sole Director

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                        September 30,
                                                            2006
                                                        ------------
ASSETS

Current Assets
   Cash                                                  $     -
                                                          ---------
     Total Current Assets                                $     -
                                                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                       $   36,795
  Interest Payable                                           10,412
  Note Payable - Related Party (Note 4)                      20,560
                                                          ---------
     Total Current Liabilities                               67,767

Stockholders' Equity

  Common Stock Authorized: 100,000,000 Shares at $.001
    Par Value; 500,000 Shares Issued and Outstanding            500
  Capital In Excess of Par Value                              9,500
  Deficit Accumulated in the Development Stage              (77,767)
                                                          ---------
     Total Stockholders' Equity                             (67,767)
                                                          ---------
     Total Liabilities & Stockholders' Equity            $     -
                                                          =========

The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Operations

                                                                Accumulated
                                                               May 10, 2000
                                                                (Inception)
                                      For the Years Ended         through
                                     September    September      September
                                     30, 2006     30, 2005       30, 2006
                                    -----------  -----------    -----------

Revenue                             $     -      $     -        $     -
                                     ---------    ---------      ---------
Expenses

  General and Administrative             7,410       12,652         67,353
                                     ---------    ---------      ---------
     Total Expenses                      7,410       12,652         67,353
                                     ---------    ---------      ---------
     Income (Loss) from Operations      (7,410)     (12,652)       (67,353)

Other Income (Expenses)

  Interest Expense                      (2,056)      (1,839)       (10,414)
                                     ---------    ---------      ---------
     Total Other Income (Expenses)      (2,056)      (1,839)       (10,414)
                                     ---------    ---------      ---------
     Income (Loss) Before Taxes         (9,466)     (14,491)       (77,767)

     Taxes                                -            -              -
                                     ---------    ---------      ---------
     Net Income (Loss)              $   (9,466)  $  (14,491)    $  (77,767)
                                     =========    =========      =========


     (Loss) Per Common Share        $    (0.02)  $    (0.03)

     Weighted Average
      Shares Outstanding               500,000      500,000


The accompanying notes are an integral part of these financial statements.
                                    F-2

                            Alnilam Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
            From May 10, 2000 (Inception) to September 30, 2006

                                                                     Accumulated
                                                                   Deficit Since
                                                        Capital In  Beginning of
                                    Common Stock        Excess of    Development
                                Shares        Stock     Par Value       Stage
                              ----------   ----------   ----------   -----------
Balance, May 10, 2000               -      $     -      $     -      $     -

Shares Issued for Services
  at $.01 Per Share              107,000          107        2,033         -

Shares Issued for Cash at
  $.01 Per Share                 258,250          258        4,906         -

Net (Loss) Period Ended
  September 30, 2000                -            -            -          (2,279)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2000      365,250          365        6,939       (2,279)

Shares Issued for Cash at
  $.01 Per Share                 110,000          110        2,090         -

Shares Issued for Services
  at $.01 Per Share               24,750           25          471         -

Net (Loss) Year Ended
  September 30, 2001                -            -            -         (20,844)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2001      500,000          500        9,500      (23,123)

Net (Loss) Year Ended
  September 30, 2002                -            -            -          (9,045)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2002      500,000          500        9,500      (32,168)

Net (Loss) Year Ended
  September 30, 2003                -            -            -          (8,065)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2003      500,000          500        9,500      (40,233)

Net (Loss) Year Ended
  September 30, 2004                -            -            -         (13,577)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2004      500,000   $      500   $    9,500   $  (53,810)

Net (Loss) Year Ended
  September 30, 2005                -            -            -         (14,491)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2005      500,000   $      500   $    9,500   $  (68,301)

Net (Loss) Year Ended
  September 30, 2006                -            -            -          (9,466)
                              ----------    ---------    ---------    ---------
Balance, September 30, 2006      500,000   $      500   $    9,500   $  (77,767)
                              ==========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.
                                    F-3

                            Alnilam Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                        Accumulated
                                                                        May 10, 2000
                                                                         (Inception)
                                                 For the Years Ended       Through
                                                     September 30,        September
                                                   2006        2005       30, 2006
                                                ----------  ----------  -------------
Net Cash Provided by Operating Activities
  Net (Loss)                                    $   (9,466) $  (14,491)  $  (77,767)
  Changes in Operating Assets & Liabilities:
    Increase in Accounts/Interest Payable            9,466      14,491       47,207
    Increase in Stock Issued for Services             -           -           2,635
                                                 ---------   ---------    ---------
      Net Cash (Used) by Operating Activities         -           -         (27,925)

Net Cash Provided by Investing Activities             -           -            -

Net Cash Provided by Financing Activities
  Issuance of Note Payable for Cash                   -           -          20,560
  Stock Issued for Cash                               -           -           7,365
                                                 ---------   ---------    ---------
      Net Cash Provided by Financing Activities       -           -          27,925
                                                 ---------   ---------    ---------
      Net Increase (Decrease) in Cash                 -           -            -

      Cash at Beginning of Year or Period             -           -            -
                                                 ---------   ---------    ---------
      Cash at End of Year or Period             $     -     $     -      $     -
                                                 =========   =========    =========

Supplemental Disclosures
  Interest                                      $     -     $     -      $     -
  Taxes                                               -           -            -

 The accompanying notes are an integral part of these financial statements.
                                     F-4

                             Alnilam Corporation
                        (A Development Stage Company)
                        Notes to Financial Statements
                              September 30, 2006

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2006, and earlier years, no deferred tax liabilities have been recognized.

                             Alnilam Corporation
                        (A Development Stage Company)
                        Notes to Financial Statements
                              September 30, 2006

The Company has cumulative net operating loss carryforwards of approximately $77,000 at September 30, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2006, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations for which our President and sole director is an officer or director. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of September 30, 2006, the accrued interest was $10,412.

The Company has the following note payable obligations: September 30,
                                                            2006
     Related party notes payable, due on demand         -------------
       accruing interest at a rate of 10% per annum      $    20,560
                                                          ----------
          Total                                               20,560
          Less Current Maturities                            (20,560)
                                                          ----------
          Total Long-Term Notes Payable                  $      -
                                                          ==========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the company's financial statements.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-

                             Alnilam Corporation
                        (A Development Stage Company)
                        Notes to Financial Statements
                              September 30, 2006

sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS
No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's financial statements.

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

                             Alnilam Corporation
                        (A Development Stage Company)
                        Notes to Financial Statements
                              September 30, 2006

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at September 30, 2006 and 2005.

                                             For the Years Ended
     Basic/Full Diluted Earnings per Share:     September 30
                                               2006       2005
                                             --------   --------
          Income (loss) (numerator)           (9,466)   (14,491)
          Shares (denominator)                500,000    500,000
          Per Share Amount                     $(.02)     $(.03)