Form 10QSB
period 2006-12-31
ALNILAM CORP
filed 2007-02-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 13, 2007, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                      December       September
                                                      31, 2006       30, 2006
                                                     -----------    -----------
                                                     (Unaudited)

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        37,545         36,795
  Interest Payable                                        10,926         10,412
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            69,031         67,767

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (79,031)       (77,767)
                                                      ----------     ----------
     Total Stockholders' Equity                          (69,031)       (67,767)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                         Accumulated
                                                         May 10, 2000
                                                          (Inception)
                            For the Three Months Ended     through
                             December       December       December
                             31, 2006       31, 2005       31, 2006
                            ----------     ----------     ----------
Revenue                     $     -        $     -        $     -
                             ---------      ---------      ---------
Expenses

  General &
   Administrative                  750            565         68,103
                             ---------      ---------      ---------
     Total Expenses                750            565         68,103
                             ---------      ---------      ---------
     Income (Loss)
     from Operations              (750)          (565)       (68,103)

Other Income (Expenses)

  Interest Expense                (514)          (514)       (10,928)
                             ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)       (10,928)
                             ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,264)        (1,079)       (79,031)

     Taxes                        -              -              -
                             ---------      ---------      ---------
     Net Income (Loss)      $   (1,264)    $   (1,079)    $  (79,031)
                             =========      =========      =========

     (Loss) Per
     Common Share           $    (0.00)    $    (0.00)

     Weighted Average
     Shares Outstanding        500,000        500,000

The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                             Accumulated
                                                                             May 10, 2000
                                                                             (Inception)
                                                For the Three Months Ended     through
                                                       December 31             December
                                                   2006           2005         31, 2006
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net (Loss)                                    $   (1,264)    $   (1,079)    $  (79,031)
  Changes in Operating Assets & Liabilities;
    Increase in Accounts/Interest Payable            1,264          1,079         48,471
    Increase in Stock Issued for Services             -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash (Used) by Operating Activities         -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Stock Issued for Cash                               -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided by Financing Activities       -              -            27,925
                                                 ---------      ---------      ---------
      Net Increase (Decrease) in Cash                 -              -              -

      Cash at Beginning of Year or Period             -              -              -
                                                 ---------      ---------      ---------
      Cash at End of Year or Period             $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Disclosures

  Interest                                      $     -        $     -        $     -
  Taxes                                               -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                              December 31, 2006

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2006, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $79,000 at December 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2006, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations for which our President and sole director is an officer or director.
The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of December 31, 2006, the accrued interest was $10,926.

The Company has the following note payable obligations:       December 31,
                                                                  2006
                                                               ----------
  Related party notes payable, due on demand
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

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS
No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

In June 2006 FASB issued Financial Accounting Standards Interpretation
No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB
No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at December 31, 2006 and 2005.

                                          For the Three Months Ended
Basic/Full Diluted Earnings per Share:           December 31
                                             2006            2005
                                           --------        --------
     Income (loss) (numerator)              (1,264)         (1,079)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.00)          $(.00)

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

                                       Alnilam Corporation

Date:  February 14, 2007               By: /s/ Eric Bronk
                                       Eric Bronk, President and
                                       Principal Financial and Accounting
                                       Officer