Form 10QSB
period 2007-03-31
ALNILAM CORP
filed 2007-05-15
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2007, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2007, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                      March 31,    September 30,
                                                        2007           2006
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        40,798         36,795
  Interest Payable                                        11,440         10,412
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            72,798         67,767
                                                      ----------     ----------
     Total Liabilities                                    72,798         67,767

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (82,798)       (77,767)
                                                      ----------     ----------
     Total Stockholders' Equity                          (72,798)       (67,767)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                              March          March          March          March         to March
                             31, 2007       31, 2006       31, 2007       31, 2006       31, 2007
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                2,448            990          4,003          1,555         71,356
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              2,448            990          4,003          1,555         71,356
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (2,448)           990         (4,003)        (1,555)       (71,356)
     From Operations

Other Income (Expenses)

  Interest Expense                (514)          (514)        (1,028)        (1,028)       (11,442)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)        (1,028)        (1,028)       (11,442)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (2,962)        (1,504)        (5,031)        (2,583)       (82,798)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (2,962)    $   (1,504)    $   (5,031)    $   (2,583)    $  (82,798)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     (.01)    $     (.00)    $     (.01)    $     (.01)

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                             Accumulated
                                                                             May 10, 2000
                                                                             (Inception)
                                                For the Three Months Ended     through
                                                        March 31                March
                                                   2007           2006         31, 2007
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net Income (Loss)                             $   (5,031)    $   (2,583)    $  (82,798)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Increase in Accounts Payable/
      Interest Payable                               5,031          2,583         52,238
     Increase in Stock Issued for Services            -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                            -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Issuance of Common Stock for Cash                   -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                            -              -            27,925
                                                 ---------      ---------      ---------
      Increase (Decrease) in Cash                     -              -              -

      Cash, Beginning of Period                       -              -              -
                                                 ---------      ---------      ---------
      Cash, End of Period                       $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Cash Flow Information

  Interest                                      $     -        $     -        $     -
  Income Taxes                                        -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

NOTE 1 - COMPANY ORGANIZATION
-----------------------------
Alnilam Corporation (the "Company") was incorporated under the laws of the state of Nevada on May 10, 2000, as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

The Company is a development stage company as defined in SFAS No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

NOTE 3 - INCOME TAXES
---------------------
The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended September 30, 2001.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2007

NOTE 3 - INCOME TAXES (continued)
---------------------
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2007, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $83,000 at March 31, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of March 31, 2007, the accrued interest was $11,440.

The Company has the following note payable obligations:         March 31,
                                                                  2007
                                                               ----------
  Related party notes payable, due on demand
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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------
In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2007

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)
-------------------------------------

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending September 30, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

NOTE 6 - GOING CONCERN
----------------------
The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 7 - REVERSE STOCK SPLIT
----------------------------
On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock.
These financial statements reflect the stock split.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2007

NOTE 7 - REVERSE STOCK SPLIT (continued)
----------------------------

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

NOTE 8 - EARNINGS PER SHARE
---------------------------
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at March 31, 2007 and 2006.

                                           For the Six Months Ended
Basic/Full Diluted Earnings per Share:             March 31
                                             2007            2006
                                           --------        --------
     Income (loss) (numerator)              (5,031)         (2,583)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.01)          $(.01)

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

     Management estimates that the cash requirements for the year ending September 30, 2007, will be approximately $5,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding will be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Changes in internal controls

     During the last quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       Alnilam Corporation

Date:  May 15, 2007                    By: /s/ Eric Bronk
                                       Eric Bronk, President and
                                       Principal Financial and Accounting
                                       Officer