Form 10QSB
period 2007-06-30
ALNILAM CORP
filed 2007-08-13
CIK 1128288

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
July 1, 2007, there were 500,000 shares of the Registrant's
Common Stock outstanding.


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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2007, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

                      Alnilam Corporation
                 (A Development Stage Company)
                         Balance Sheets


ASSETS

June 30,2006                                 September 30,2007

                         (Unaudited)

Current Assets
Cash $    -                                  $    -

Total Current Assets     $    -              $    -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable    $         41,703    $         36,795
Interest Payable              11,954              10,412
Note Payable - Related Party (Note 4)
                              20,560              20,560
Total Current Liabilities     74,217              67,767
Total Liabilities             74,217              67,767


Stockholders' Equity
Common Stock Authorized; 100,000,000 Shares at $.001
Par Value; 500,000 Shares Issued and Outstanding
                              500                 500
Capital In Excess of Par Value
                              9,500               9,500
Deficit Accumulated in the Development Stage
                              (84,217)            (77,767)
Total Stockholders' Equity    (74,217)            (67,767)

Total Liabilities & Stockholders' Equity
                                   $    -         $    -


                      Alnilam Corporation
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                  For the Period
                                                  May 10, 2000
For the Three Months Ended    For the Nine MonthsEnded(Inception)
June      June      June      June                     to June
30, 2007  30, 2006  30, 2007  30, 2006                 30, 2007

Revenue
$    -    $    -    $    -    $    -                   $    -

Expenses General & Administrative

905         2,713        4,908          4,268          72,261

Total Expenses

905         2,713        4,908          4,268         (72,261)

Income (Loss)
From Operations

(905)     (2,713)        (4,908)        (1,542)       (72,261)

Other Income (Expenses)

Interest Expense
(514)     (514)          (1,542)        (1,542)        (11,956)
Total Other
Income (Expenses)
(514)     (514)          (1,542)        (1,542)        (11,956)

Income (Loss)
Before Taxes
(1,419)   (3,227)        (6,450)        (5,810)        (84,217)

Taxes
-         -              -              -                   -

Net Income (Loss)
$ (1,419) $ (3,227)      $ (6,450)      $( 5,810)      $ (84,217)

(Loss) Per
Common Share
$ (.00)   $ (.01)        $ (.01)        $(.01)

Weighted Average
Shares Outstanding
500,000   500,000        500,000        500,000




                      Alnilam Corporation
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

Accumulated
May 10, 2000
For the Nine Months Ended                         (Inception)
                    June           June           through June
                    30, 2007       30, 2006       30, 2007

Cash Flows from Operating Activities

Net Income (Loss)        $ (6,450)      $ (5,810)      $ (84,217)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
Operating Activities:

Increase in Accounts Payable /Interest Payable

                    6,450               5,810          53,657
Increase in Stock Issued for Services
                    -                   -              2,635

Net Cash Provided (Used) by
Operating Activities          -              -         (27,925)

Cash Flows from Investing Activities
                              -              -              -

Cash Flows from Financing Activities
Issuance of Note Payable for Cash
                              -              -         20,560
Issuance of Common  Stock for Cash
                              -              -         7,365

Net Cash Provided (Used) by
Financing Activities          -              -         27,925

Increase (Decrease) in Cash   -              -              -

Cash, Beginning of Period     -              -              -

Cash, End of Period      $    -         $    -         $    -

Supplemental Cash Flow Information

     Interest            $    -         $    -         $    -
     Income Taxes        -              -              -

                      Alnilam Corporation
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 2007

NOTE 1 - COMPANY ORGANIZATION

Alnilam Corporation (the Company) was incorporated under the laws of the state of Nevada on May 10, 2000 as Alnilam Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

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

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Standards No. 109
(Accounting for Income Taxes) in the fiscal year ended September
30, 2001.

Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.




                      Alnilam Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements
                         June 30, 2007

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2007 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $84,000 at June 30, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of June 30, 2007, the accrued interest was $11,954.

The Company has the following note payable obligations:
June 30,
                                             2007
Related party notes payable, due on demand,
accruing interest at a rate of 10% per annum      $    20,560

Total                                                  20,560
Less Current Maturities                                (20,560)
Total Long-Term Notes Payable                          $    -

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, (Fair Value Measurements,) which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

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

NOTE 8  EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at June 30, 2007 and 2006.

For the Three Months Ended
Basic / Full Diluted Earnings per Share:

June 30
2007                2006
Income (loss) (numerator)               (1,419)        (3,227)
Shares (denominator)                    500,000        500,000
Per Share Amount                        $(.00)         $(.01)

                                         For the Six Months Ended
Basic / Full Diluted Earnings per Share:
                                                  June 30
                                        2007                2006
Income (loss) (numerator)               (6,450)        (5,810)
Shares (denominator)                    500,000        500,000
Per Share Amount                        $(.01)         $(.01)


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

Changes in internal controls

     During the last quarter ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Alnilam Corporation



Date:  August 13, 2007

By:/s/ Eric Bronk
       Eric Bronk, President and Principal
       Financial and Accounting Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549