Form 10KSB
period 2007-09-30
ALNILAM CORP
filed 2007-12-18
CIK 1128288

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                  Commission File Number: 000-32329

                         ALNILAM CORPORATION
         (Exact name of Registrant as specified in charter)

           NEVADA                             91-2081398
State or other jurisdiction of           I.R.S.Employer I.D. No.
    incorporation or organization

3151 AIRWAY AVENUE, SUITE P-3, COSTA MESA, CA                    92626
(Address of principal executive offices)                         (Zip
Code)

Former Address:  170 Newport Center Drive, Suite 220, Newport Beach,
CA   92660

Issuer's telephone number, including area code:  (949) 644-0095

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 17, 2007, there were 500,000 shares of the Registrant's Common stock outstanding.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2007.

                               PART II

 ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Since its inception, the Company has been a shell company. As such, none of the outstanding shares can be resold pursuant to Rule 144 for a period of one year following the date the Company has filed Form 10 information reflecting its status as an entity which is no longer a shell company and provided that it has filed all periodic reports under the Exchange Act. The Company has expressly granted piggy-back registration rights to register 24,750 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock.

     At December 17, 2007, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended September 30, 2007, no securities were sold by the Company.

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

     The original shareholders contributed a total of $7,365 in cash and $2,635 in services as capital contributions for stock of the Company. Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, sole director and president of the Company, is a director, loaned $14,835 to the Company at its inception for operating expenses. The Company has issued other promissory notes to Cygni Capital, LLC, an entity of which Mr. Bronk is a managing member. (See Item 12. Certain Relationships and Related Transactions.) All of the notes payable are due and payable upon demand. The total accumulated interest to September 30, 2007, is $10,416. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the notes.

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

ITEM 8A.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF TH EXCHANGE ACT

     The following table sets forth as of December 17, 2007, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

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

Other Public Shell Activities

     Mr. Bronk is involved as a director, executive officer, and shareholder of another company that may be deemed to be blank check company, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in this other company:

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

                  ITEM 10.  EXECUTIVE COMPENSATION

     There was no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal years ended September 30, 2007 or 2006. The Company has no employment or compensation agreements or arrangements with either of its officers.

     At September 30, 2007, there were no outstanding unexercised options, outstanding stock that was not vested, or outstanding equity incentive plan awards for any executive officer of the Company.

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation were paid to, or accrued by, any director for the fiscal year ended September 30, 2007.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 17, 2007, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:
Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)       Percent of Class

Eric C. Bronk                 59,750(2)           12.0%
170 Newport Center Drive
Suite 220
Newport Beach, CA 92660

Lynn Carlson                  7,500                    1.5%
170 Newport Center Drive
Suite 220
Newport Beach, CA 92660

Executive Officers and        17,500                   13.5%
Directors as a Group
(2 Persons)

Rigel Funds Management Ltd.   49,750                   10.0%
Cumberland House
No. 27 Cumberland Street
P.O. Box  N-10818
Nassau, The Bahamas

Fleming Securities            47,500                   9.5%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Baldwin Investments Ltd.      44,750                   8.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Carl T. Suter                 39,750                   7.95%
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

     The Company is seeking potential business acquisitions or opportunities. (See Item 1. Description of Business.) It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     The Company has not adopted any equity compensation plans.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company in May 2000, Eric C. Bronk, the sole director, president, shareholder and founder of the Company, received 49,750 shares for services rendered by to the Company. Mr. Bronk provided consulting services in connection with the organization of the Company, which services were valued at $995.

     In connection with the organization of the Company in May 2000, Jason Daggett a founder of the Company, received 10,000 shares for services rendered by to the Company. Mr. Daggett provided consulting services in connection with the organization of the Company, which services were valued at $200.

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

                         ITEM 13.  EXHIBITS

The following exhibits are included as part of this report:

                                   Incorporated by Reference
Exhibit       Exhibit   Form      File No.  Exhibit Filing     Filed
Number      Description                               Date    Herewith

3.1  Articles of Incorporation
     filed May 10, 2000  10-SB     000-32329 3.1     02/09/2001

3.2  Current Bylaws      10-SB     000-32329  3.2    02/09/2001

4.1  Form of Common
     Stock Certificate   10-SB     000-32329  4.1    02/09/2001

10.1 Extension of
     Promissory Note
     dated September 1,
     2002, to Rigel Funds
     Management, Ltd.    10-KSB    000-32329 10.1     01/15/2003

10.2 Promissory Note
     dated December 31,  10-QSB    000-32329 10.2     08/16/2004
        2002, to Cygni Capital LLC

10.3 Promissory Note
     dated December 31, 2003,
     to Cygni Capital LLC 10-QSB   000-32329 10.3     08/16/2004

10.4  Promissory Note
      dated March 31, 2004,
      to Cygni Capital LLC 10-QSB  000-32329 10.4     08/16/2004
10.5 Promissory Note
     dated June 30, 2004,
     to Cygni Capital LLC  10-QSB  000-32329 10.5     08/16/2004

10.6 Promissory Note
     dated September 30,2004,
     to Cygni Capital LLC  10-KSB  000-32329  10.6     12/23/2004

31.1 Rule 13a-14(a)

      Certification by
      Principal Executive Officer                                    X

31.2 Rule 13a-14(a)
     Certification by Principal
     Financial Officer                                               X

32   Section 1350
     Certification of Principal
     Executive Officer and
     Principal Financial Officer                                     X

          ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2007 and 2006 were $ 0.00 and $5,716, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2007 and 2006 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2007 and 2006 were $392.00 and $350.00, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2007 and 2006.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2007, were approved by the Board of Directors.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alnilam Corporation



Date:  December17, 2007                     /s/ Eric Bronk
                                        By:  Eric Bronk, President and
                                             Treasurer (Chief
                                             Executive, Principal
                                             Financial & Principal
                                             Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December ____, 2007                   /s/ Eric Bronk
                                             Eric Bronk, Sole Director

                         Alnilam Corporation
                    (A Development Stage Company)
                        Financial Statements
                             (Unaudited)
                         September 30, 2007

                         Alnilam Corporation
                    (A Development Stage Company)
                            Balance Sheet
                             (Unaudited)

                                                       September 30,
                                                                2007


                               ASSETS

Current Assets
     Cash                                                   $    -

               Total Current Assets                         $    -

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                  $    44,625
     Interest Payable                                       12,468
     Note Payable - Related Party (Note 4)                  20,560

          Total Current Liabilities                         77,653

Stockholders' Equity

     Common Stock Authorized; 100,000,000 Shares at $.001
          Par Value; 500,000 Shares Issued and Outstanding,
          retroactively restated                               500
     Capital In Excess of Par Value                          9,500
     Deficit Accumulated in the Development Stage           (87,653)

               Total Stockholders' Equity                   (77,653)

               Total Liabilities & Stockholders' Equity     $    -

                         Alnilam Corporation
                    (A Development Stage Company)
                      Statements of Operations
                             (Unaudited)

                                                       Accumulated
                                                       May 10, 2000
                                                       (Inception)
                    For the Years Ended                through
                         September                     September
                                                       30, 2007
                    September           September
                    30, 2007            30, 2006

Revenue             $    -              $    -              $    -

Expenses

     General and Administrative

                    7,830               7,410               75,183

     Total Expenses 7,830               7,410               75,183

     Income (Loss) from Operations

                    (7,830)             (7,410)             (75,183)

Other Income (Expenses)

     Interest Expense

                    (2,056)             (2,056)             (12,470)

     Total Other Income (Expenses)

                    (2,056)             (2,056)             (12,470)

     Income (Loss) Before Taxes

                    (9,886)        (9,466)        (87,653)

               Taxes
                         -              -              -

               Net Income (Loss)

                    $    (9,886)   $    (9,466)   $    (87,653)

               (Loss) Per Common Share

                    $    (0.02)    $    (0.02)

               Weighted Average Shares Outstanding

                         500,000        500,000

                         Alnilam Corporation
                    (A Development Stage Company)
                 Statements of Stockholders' Equity
         From May 10, 2000 (Inception) to September 30, 2007
                             (Unaudited)


                                                       Accumulated
                                                       Deficit Since
                                        Capital In     Beginning of
                                        Excess of      Development
                    Common Stock        Par Value      Stage
          Shares              Stock

Balance, May 10, 2000
          -                   $    -    $    -         $    -

Shares Issued for Services
at $.01 Per Share
          107,000                  107       2,033          -

Shares Issued for Cash at
$.01 Per Share
          2585,250                 258       4,906          -

Net (Loss) Period Ended
September 30, 2000
          -                        -              -         (2,279)

Balance, September 30, 2000
          365,250                  365       6,939          (2,279)

Shares Issued for Cash at
$.01 Per Share
          110,000                  110       2,090          -

Shares Issued for Services
at $.01 Per Share
          24,750                   25        471            -

Net (Loss) Year Ended
September 30, 2001
          -                        -         -              (20,844)

Balance, September 30, 2001
          500,000                  500       9,500          (23,123)

Net (Loss) Year Ended
September 30, 2002
          -                        -         -              (9,045)

Balance, September 30, 2002
          500,000                  500       9,500          (32,168)

Net (Loss) Year Ended
September 30, 2003
          -                        -         -              (8,065)

Balance, September 30, 2003
          500,000                  500       9,500          (40,233)

Net (Loss) Year Ended
September 30, 2004
          -                        -         -              (13,577)

Balance, September 30, 2004
          500,000                  500       9,500          (53,810)

Net (Loss) Year Ended
September 30, 2005
          -                        -         -              (14,491)

Balance, September 30, 2005
          500,000                  500       9,500          (68,301)

Net (Loss) Year Ended
September 30, 2006
          -                        -         -              (9,466)

Balance, September 30, 2006
          500,000                  500       9,500          (77,767)

Net (Loss) Year Ended
September 30, 2007

          -                        -              -         (9,886)


Balance, September 30, 2007
          500,000             $    500  $    9,500     $    (87,653)

                         Alnilam Corporation
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)

                                                       Accumulated
                                                       May 10, 2000
                                                       (Inception)
                         For the Years Ended           Through
                            September 30,              September
                         2007           2006           30, 2007

Net Cash Provided by Operating Activities
     Net (Loss)     $    (9,886)   $    (9,466)   $    (87,653)

Changes in Operating Assets & Liabilities;
     Increase in Accounts/Interest Payable
                         9,886          9,466          57,093
     Increase in Stock Issued for Services
                         -              -              2,635

     Net Cash (Used) by Operating Activities
                              -         -              (27,925)

Net Cash Provided by Investing Activities
                              -              -         -

Net Cash Provided by Financing Activities

     Issuance of Note Payable for Cash
                              -              -         20,560
     Stock Issued for Cash
                              -              -         7,365

          Net Cash Provided by Financing Activities
                              -              -         27,925

          Net Increase (Decrease) in Cash
                              -              -              -

          Cash at Beginning of Year or Period
                              -              -              -

          Cash at End of Year or Period
                         $    -         $    -         $    -

Supplemental Disclosures

     Interest            $    -         $    -         $    -
     Taxes                    -              -              -

                         Alnilam Corporation
                    (A Development Stage Company)
               Notes to Unaudited Financial Statements
                         September 30, 2007

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

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Standards No. 109
Accounting for Income Taxes in the fiscal year ended September 30, 2001.

Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

                         Alnilam Corporation
                    (A Development Stage Company)
               Notes to Unaudited Financial Statements
                         September 30, 2007

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2007 and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $88,000 at September 30, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued four promissory notes totaling $20,560 to corporations whose shareholder and President is an officer of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of September 30, 2007, the accrued interest was $12,468.

The Company has the following note payable obligations   September 30,
                                                            2007

     Related party notes payable, due on demand, plus accrued
          interest at a rate of 10% per annum             $ 20,560

               Total                                        20,560
               Less Current Maturities                     (20,560)
               Total Long-Term Notes Payable                $  -

NOTE 5  NEW TECHNICAL PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, (Fair Value Measurements,) which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that

                         Alnilam Corporation
                    (A Development Stage Company)
               Notes to Unaudited Financial Statements
                         September 30, 2007

prioritizes the information used to develop those assumptions. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.


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

                         Alnilam Corporation
                    (A Development Stage Company)
               Notes to Unaudited Financial Statements
                         September 30, 2007

include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.



NOTE 7  EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at September 30, 2007 and 2006.

                                             For the Years Ended
Basic / Full Diluted Earnings per Share:          September 30
                                             2007             2006

       Income (loss) (numerator)          (9,886)           (9,466)
       Shares (denominator)               500,000           500,000
       Per Share Amount                   $(.02)            $(.02)