Form 10QSB
period 2007-12-31
ALNILAM CORP
filed 2008-04-01
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                     Commission File Number: 000-32329

                            ALNILAM CORPORATION
            (Exact name of Registrant as specified in charter)

NEVADA                                       91-2081398
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

3151 AIRWAY AVENUE, SUITE P-3, COSTA MESA, CA	  92626
Address of principal executive offices            Zip Code

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

     Large accelerated filer  [ ]     Accelerated filer          [ ]
     Non-accelerated filer    [ ]     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).	 Yes [X]  No [ ]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 26, 2008, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007, and the results of its operations and changes in its financial position from May 10, 2000, through December 31, 2007, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                (Unaudited)

                                                      December       September
                                                      31, 2007       30, 2007
                                                     -----------    -----------

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        45,475         44,625
  Interest Payable                                        12,982         12,468
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            79,017         77,653

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (89,031)       (87,767)
                                                      ----------     ----------
     Total Stockholders' Equity                          (79,017)       (77,653)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     4

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                          Accumulated
                                                          May 10, 2000
                                                          (Inception)
                            For the Three Months Ended     through
                             December       December       December
                             31, 2007       31, 2006       31, 2007
                            ----------     ----------     ----------
Revenue                     $     -        $     -        $     -
                             ---------      ---------      ---------
Expenses

  General &
   Administrative                  850            750         76,033
                             ---------      ---------      ---------
     Total Expenses                850            750         76,033
                             ---------      ---------      ---------
     Income (Loss)
     from Operations              (850)          (750)       (76,033)

Other Income (Expenses)

  Interest Expense                (514)          (514)       (12,984)
                             ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)       (12,984)
                             ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,364)        (1,264)       (89,017)

     Taxes                        -              -              -
                             ---------      ---------      ---------
     Net Income (Loss)      $   (1,364)    $   (1,264)    $  (89,017)
                             =========      =========      =========

     (Loss) Per
     Common Share           $    (0.00)    $    (0.00)

     Weighted Average
     Shares Outstanding        500,000        500,000

The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                             Accumulated
                                                                             May 10, 2000
                                                                             (Inception)
                                                For the Three Months Ended     through
                                                       December 31             December
                                                   2007           2006         31, 2007
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net (Loss)                                    $   (1,364)    $   (1,264)    $  (89,017)
  Changes in Operating Assets & Liabilities;
    Increase in Accounts/Interest Payable            1,364          1,264         58,457
    Increase in Stock Issued for Services             -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash (Used) by Operating Activities         -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Stock Issued for Cash                               -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided by Financing Activities       -              -            27,925
                                                 ---------      ---------      ---------
      Net Increase (Decrease) in Cash                 -              -              -

      Cash at Beginning of Year or Period             -              -              -
                                                 ---------      ---------      ---------
      Cash at End of Year or Period             $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Disclosures

  Interest                                      $     -        $     -        $     -
  Taxes                                               -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                              December 31, 2007
                                 (Unaudited)

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                              December 31, 2007
                                 (Unaudited)

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2007, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $89,000 at December 31, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2007, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued promissory notes totaling $20,560 to corporations for which our President and sole director is an officer or director.
The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of December 31, 2007, the accrued interest was $12,982.

The Company has the following note payable obligations:       December 31,
                                                                  2007
                                                               ----------
  Related party notes payable, due on demand
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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                              December 31, 2007
                                 (Unaudited)

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)

fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

NOTE 8 - EARNINGS PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at December 31, 2007 and 2006.

                                          For the Three Months Ended
Basic/Full Diluted Earnings per Share:           December 31,
                                             2007            2006
                                           --------        --------
     Income (loss) (numerator)              (1,364)         (1,264)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.00)          $(.00)

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

     Management estimates that the cash requirements for the year ending September 30, 2008, will be approximately $5,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding will be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                                       Alnilam Corporation

Date:  March 26, 2008                  By: /s/ Eric Bronk
                                       Eric Bronk, President and
                                       Principal Financial and Accounting
                                       Officer