Form 10QSB
period 2008-03-31
ALNILAM CORP
filed 2008-05-20
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 19, 2008, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and changes in its financial position from May 10, 2000, through March 31, 2008, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                (Unaudited)

                                                      March 31,    September 30,
                                                        2008           2007
                                                     -----------    -----------

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        46,619         44,625
  Interest Payable                                        13,496         12,468
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            80,675         77,653
                                                      ----------     ----------
     Total Liabilities                                    80,675         77,653

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (90,675)       (87,653)
                                                      ----------     ----------
     Total Stockholders' Equity                          (80,675)       (77,653)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                              March          March          March          March         to March
                             31, 2008       31, 2007       31, 2008       31, 2007       31, 2008
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                1,144          2,448          1,994          4,003         77,177
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              1,144          2,448          1,994          4,003         77,177
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (1,144)         2,448         (1,994)        (4,003)       (77,177)
     From Operations

Other Income (Expenses)

  Interest Expense                (514)          (514)        (1,028)        (1,028)       (13,498)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)        (1,028)        (1,028)       (13,498)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,658)        (2,962)        (3,022)        (5,031)       (90,675)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (1,658)    $   (2,962)    $   (3,022)    $   (5,031)    $  (90,675)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     (.00)    $     (.01)    $     (.01)    $     (.01)

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                             Accumulated
                                                                             May 10, 2000
                                                                             (Inception)
                                                For the Three Months Ended     through
                                                        March 31                March
                                                   2008           2007         31, 2008
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net Income (Loss)                             $   (3,022)    $   (5,031)    $  (90,675)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Increase in Accounts Payable/
      Interest Payable                               3,022          5,031         60,115
     Increase in Stock Issued for Services            -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                            -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Issuance of Common Stock for Cash                   -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                            -              -            27,925
                                                 ---------      ---------      ---------
      Increase (Decrease) in Cash                     -              -              -

      Cash, Beginning of Period                       -              -              -
                                                 ---------      ---------      ---------
      Cash, End of Period                       $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Cash Flow Information

  Interest                                      $     -        $     -        $     -
  Income Taxes                                        -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2008
                                (Unaudited)

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2008
                                (Unaudited)

NOTE 3 - INCOME TAXES (continued)
---------------------
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2008, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $91,000 at March 31, 2008. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2008 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of March 31, 2008, the accrued interest was $13,496.

The Company has the following note payable obligations:         March 31,
                                                                  2008
                                                               ----------
  Related party notes payable, due on demand
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
                                                                ========

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------
In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115", ("SFAS 159"). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2008
                                (Unaudited)

NOTE 5 - NEW TECHNICAL PRONOUNCEMENTS (continued)
-------------------------------------

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued FAS No. 141 R "Business Combinations". FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2008
                                (Unaudited)

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

NOTE 8 - EARNINGS PER SHARE
---------------------------
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at March 31, 2008 and 2007.

                                           For the Six Months Ended
Basic/Full Diluted Earnings per Share:             March 31
                                             2008            2007
                                           --------        --------
     Income (loss) (numerator)              (3,022)         (5,031)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.01)          $(.01)

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

Changes in internal controls

     During the last quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       Alnilam Corporation

Date:  May 20, 2008                    By: /s/ Eric Bronk
                                       Eric Bronk, President and
                                       Principal Financial and Accounting
                                       Officer