Form 10QSB
period 2008-06-30
ALNILAM CORP
filed 2008-08-14
CIK 1128288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 13, 2008, there were 500,000 shares of the Registrant's Common Stock outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and changes in its financial position from May 10, 2000, through June 30, 2008, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

                            Alnilam Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                (Unaudited)

                                                       June 30,    September 30,
                                                        2008           2007
                                                     -----------    -----------

                                  ASSETS
Current Assets

  Cash                                               $      -       $      -
                                                      ----------     ----------
     Total Current Assets                            $      -       $      -
                                                      ==========     ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                                        47,419         44,625
  Interest Payable                                        14,010         12,468
  Note Payable - Related Party (Note 4)                   20,560         20,560
                                                      ----------     ----------
     Total Current Liabilities                            81,989         77,653
                                                      ----------     ----------
     Total Liabilities                                    81,989         77,653

Stockholders' Equity

  Common Stock Authorized; 100,000,000 Shares at
   $.001 Par Value; 500,000 Shares Issued and
   Outstanding                                               500            500
  Capital In Excess of Par Value                           9,500          9,500
  Deficit Accumulated in the Development Stage           (91,989)       (87,653)
                                                      ----------     ----------
     Total Stockholders' Equity                          (81,989)       (77,653)
                                                      ----------     ----------
     Total Liabilities & Stockholders' Equity        $      -       $      -
                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       May 10, 2000
                            For the Three Months Ended    For the Nine Months Ended     (Inception)
                               June           June           June          June          to JUne
                             30, 2008       30, 2007       30, 2008       30, 2007       30, 2008
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                  800            905          2,794          4,908         77,977
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses                800            905          2,794          4,908         77,977
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)                (800)          (905)        (2,794)        (4,908)       (77,977)
     From Operations

Other Income (Expenses)

  Interest Expense                (514)          (514)        (1,542)        (1,542)       (14,012)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (514)          (514)        (1,542)        (1,542)       (14,012)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)1
     Before Taxes               (1,314)        (1,419)        (4,336)        (6,450)       (91,989)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (1,314)    $   (1,419)    $   (4,336)    $   (6,450)    $  (91,989)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     (.00)    $     (.00)    $     (.01)    $     (.01)

     Weighted Average
     Shares Outstanding        500,000        500,000        500,000        500,000

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                             Accumulated
                                                                             May 10, 2000
                                                                             (Inception)
                                                 For the Nine Months Ended     through
                                                         June 30                 June
                                                   2008           2007         30, 2008
                                                ----------     ----------     ----------
Net Cash Provided by Operating Activities

  Net Income (Loss)                             $   (4,336)    $   (6,450)    $  (91,989)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Increase in Accounts Payable/
      Interest Payable                               4,336          6,450         61,429
     Increase in Stock Issued for Services            -              -             2,635
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                            -              -           (27,925)

Net Cash Provided by Investing Activities             -              -              -
                                                 ---------      ---------      ---------
Net Cash Provided by Financing Activities

  Issuance of Note Payable for Cash                   -              -            20,560
  Issuance of Common Stock for Cash                   -              -             7,365
                                                 ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                            -              -            27,925
                                                 ---------      ---------      ---------
      Increase (Decrease) in Cash                     -              -              -

      Cash, Beginning of Period                       -              -              -
                                                 ---------      ---------      ---------
      Cash, End of Period                       $     -        $     -        $     -
                                                 =========      =========      =========

Supplemental Cash Flow Information

  Interest                                      $     -        $     -        $     -
  Income Taxes                                        -              -              -

  The accompanying notes are an integral part of these financial statements.

                            Alnilam Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2008
                                (Unaudited)

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2008
                                (Unaudited)

NOTE 3 - INCOME TAXES (continued)
---------------------
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2008, and earlier years, no deferred tax liabilities have been recognized.

The Company has cumulative net operating loss carryforwards of approximately $92,000 at June 30, 2008. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2008 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued promissory notes totaling $20,560 to corporations whose officer(s) and/or director(s) are shareholders of the Company. The notes are unsecured and carry interest rates of 10% per annum. The principal and interest of the notes are due and payable upon demand. As of June 30, 2008, the accrued interest was $14,010.

The Company has the following note payable obligations:         June 30,
                                                                  2008
                                                               ----------
  Related party notes payable, due on demand
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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2008
                                (Unaudited)

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

                            Alnilam Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2008
                                (Unaudited)

NOTE 8 - EARNINGS PER SHARE
---------------------------
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The Company did not have any potentially dilutive options or warrants at June 30, 2008 and 2007.

                                           For the Nine Months Ended
Basic/Full Diluted Earnings per Share:             June 30
                                             2008            2007
                                           --------        --------
     Income (loss) (numerator)              (4,336)         (6,450)
     Shares (denominator)                   500,000         500,000
     Per Share Amount                        $(.01)          $(.01)

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

Changes in internal controls

     During the last quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       Alnilam Corporation

Date:  August 14, 2008                 By: /s/ Eric Bronk
                                       Eric Bronk, President and
                                       Principal Financial and Accounting
                                       Officer